Form 10-Q
period 2000-03-31
HUNTSMAN ICI HOLDINGS LLC
filed 2000-05-15
CIK 1092825

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                           ----------------------
                                 FORM 10-Q
                           ----------------------



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                        OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                      COMMISSION FILE NUMBER 333-88057


                         HUNTSMAN ICI HOLDINGS LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                    DELAWARE                           87-0630359
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                500 HUNTSMAN WAY
              SALT LAKE CITY, UTAH                        84108
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 584-5700


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes | |  No | |

      At May 15, 2000, 1000 member equity units of Huntsman ICI Holdings LLC were outstanding.




                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                             TABLE OF CONTENTS


                                                                         PAGE
Part I  - Financial Information

          Item 1.  Financial Statements
                   Consolidated Condensed Balance Sheets                   2
                   Consolidated Statements of Comprehensive Income         3
                   Consolidated Condensed Statements of Cash Flows         5
                   Footnotes to Interim Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 10

          Item 3.  Quantitive and Qualitative Disclosures about
                      Market Risk                                         13

Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       14




                                   PART I

ITEM 1.  FINANCIAL STATEMENTS


                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                             March 31, 2000   December 31,
                                              (Unaudited)        1999
                                             --------------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                  $       67.9   $      138.9
    Accounts and notes receivable, net                653.4          629.4
    Inventories                                       408.2          381.3
    Other current assets                               99.1           79.3
                                               ------------   ------------
        TOTAL CURRENT ASSETS                        1,228.6        1,228.9

Properties, plant and equipment, net                2,668.2        2,656.2
Other noncurrent assets                               827.2          893.4
                                               ------------   ------------
        TOTAL ASSETS                           $    4,724.0   $    4,778.5
                                               ============   ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued
      liabilities                              $      702.3   $      676.4
    Current portion of long-term debt                  54.4           51.7
    Other current liabilities                          34.4           44.1
                                               ------------   ------------
        TOTAL CURRENT LIABILITIES                     791.1          772.2

Long-term debt                                      2,919.7        2,951.6
Other noncurrent liabilities                          464.8          481.6
                                               ------------   ------------
         TOTAL LIABILITIES                          4,175.6        4,205.4
                                               ------------   ------------
MINORITY INTERESTS                                      8.5            8.0
                                               ------------   ------------

EQUITY:
     Members' equity, 1,000 units                     518.1          518.1
     Retained earnings                                 69.4           49.7
     Accumulated other comprehensive loss             (47.6)          (2.7)
                                               ------------   ------------
       TOTAL EQUITY                                   539.9          565.1
                                               ------------   ------------
       TOTAL LIABILITIES AND EQUITY            $    4,724.0   $    4,778.5
                                               ============   ============

  See accompanying notes to consolidated condensed financial statements



                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (Unaudited)
                           (Millions of Dollars)


                                                           HSCC PREDECESSOR
                                                                COMPANY
                                                           ----------------
                                            THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                                 2000           1999
                                            -------------  ----------------
REVENUES:
     Trade sales and services               $       931.7    $       58.9
     Related party sales                            111.0            10.8
     Tolling fees                                    12.2            13.7
                                            -------------  ---------------
          TOTAL REVENUES                          1,054.9            83.4
COST OF GOODS SOLD                                  873.6            61.8
                                            -------------  ---------------
GROSS PROFIT                                        181.3            21.6

EXPENSES:
     Selling, general and administrative             67.6             1.8
     Research and development                        17.9             0.9
                                            -------------  ---------------
          TOTAL EXPENSES                             85.5             2.7
                                            -------------  ---------------
OPERATING INCOME                                     95.8            18.9

Interest expense, net                                71.3             9.4
Other expense                                         0.4               -
                                            -------------  ---------------
Income before income taxes                           24.1             9.5
Income tax expense                                    3.9             3.6
Minority interests in subsidiaries                    0.5               -
                                            -------------  ---------------
NET INCOME                                           19.7             5.9

Preferred stock dividends                               -             1.1
Net income available to common                       19.7
      equity holders                                                  4.8
Other comprehensive loss - foreign
      currency translation adjustments              (44.9)              -
                                            -------------  ---------------
COMPREHENSIVE (LOSS) INCOME                 $       (25.2)   $        4.8
                                            =============  ===============

   See accompanying notes to consolidated condensed financial statements




                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EQUITY
                                (Unaudited)
                           (Millions of Dollars)


                                                        ACCUMULATED
                                                           OTHER
                            MEMBERS' EQUITY              COMPREHEN-
                            ---------------   RETAINED      SIVE
                             UNITS   AMOUNT   EARNINGS     INCOME      TOTAL
                             -----   ------   --------  -----------    -----

Balance, January 1, 2000     1,000   $ 518.1  $  49.7    $  (2.7)     $ 565.1
Net income                                       19.7                    19.7
Foreign currency
  translation adjustments                                  (44.9)       (44.9)
                             -----   -------  -------    -------      -------
Balance, March 31, 2000      1,000   $ 518.1  $  69.4    $ (47.6)     $ 539.9
                             =====   =======  =======    =======      =======

   See accompanying notes to consolidated condensed financial statements



                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Millions of Dollars)


                                                           HSCC PREDECESSOR
                                                                COMPANY
                                                           ----------------
                                            THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                                 2000           1999
                                            -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $       19.7     $        5.9
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                   52.9              7.9
    Interest on subordinated note                   17.0              1.8
    Other non-cash adjustments to net
      income                                         0.7              1.8
    Net changes in operating assets and
      liabilities                                  (75.6)            (9.0)
                                            ------------     ------------
          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                14.7              8.4
                                            ------------     ------------

INVESTING ACTIVITIES:
Acquisition of assets                              (26.8)
Cash received from unconsolidated affiliates         3.5
Advances to unconsolidated affiliates               (7.2)
Capital expenditures                               (28.0)            (1.2)
                                            ------------     ------------
          NET CASH USED IN INVESTING
          ACTIVITIES                               (58.5)            (1.2)
                                            ------------     ------------

FINANCING ACTIVITIES:
Repayments of long-term debt                       (25.8)
                                            ------------     ------------
          NET CASH USED IN FINANCING
          ACTIVITIES                               (25.8)               -

Effect of exchange rate changes on cash             (1.4)               -
                                             ------------    -------------

Increase (decrease) in cash and cash
   equivalents                                     (71.0)             7.2
Cash and cash equivalents at beginning
   of period                                       138.9              2.6
                                            ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                      $       67.9     $        9.8
                                            ============     ============

   See accompanying notes to consolidated condensed financial statements




                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Huntsman ICI Holdings LLC ("Holdings" or the "Company"), Huntsman Specialty Chemicals Corporation ("HSCC"), Imperial Chemicals Industries PLC ("ICI") and Huntsman ICI Chemicals LLC ("Chemicals"), the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and HSCC's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals") (together, the "Transaction").

The Company, through its wholly-owned subsidiary Chemicals, manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are methylene diphenyl diiscocyanate ("MDI"), propylene oxide ("PO"), methyl tertiary butyl ether ("MTBE"), ethylene, propylene, and titanium dioxide ("TiO2"). The Company is a wholly-owned subsidiary of Holdings.

The accompanying consolidated condensed financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 1999 annual report on form 10-K, filed with the Securities and Exchange Commission on March 22, 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

3.   INVENTORIES

Inventories consist of the following (in millions):

                                March 31, 2000    December 31, 1999
                                --------------    -----------------

     Raw materials              $        117.2    $           97.8
     Work in progress                     18.5                20.6
     Finished goods                      248.9               225.6
                                --------------    ----------------
              TOTAL                      384.6               344.0
     Materials and supplies               23.6                37.3
                                --------------    ----------------
              NET               $        408.2    $          381.3
                                ==============    ================

4. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnifications, none of such litigation is material to the Company's financial condition or results of operations. The Company has entered into various purchase commitments for materials and supplies in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

5. ENVIRONMENTAL MATTERS

The operation of any chemical manufacturing plant, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws. In management's opinion, after consideration of indemnifications, there are no environmental matters which are material to the company's financial condition or results of operations.

6. INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company manages its businesses in three segments, Specialty Chemicals (the former ICI polyurethanes business and HSCC's propylene oxide business); Petrochemicals (the petrochemicals businesses acquired from ICI and BP Chemicals); and Tioxide (the titanium dioxide business acquired from
ICI).

The major products of each business group are as follows:

          SEGMENT                         PRODUCTS
          -------                         --------
     Specialty Chemicals     MDI, toluene diisocyanate, polyols, aniline,
                               PO and MTBE
     Petrochemicals          Ethylene, propylene, benzene, cyclohexane and
                               paraxylene
     Tioxide                 TiO(2)

Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.

                                                           HSCC PREDECESSOR
                                                                COMPANY
                                                           ----------------
                                            THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                                 2000           1999
                                            -------------  ----------------
NET SALES:
    Specialty Chemicals                     $      491.2     $       83.4
    Petrochemicals                                 345.3
    Tioxide                                        241.5
    Sales between segments, Petrochemical
      sales to Specialty Chemicals                 (23.1)
                                            ------------     ------------
            TOTAL                           $    1,054.9     $       83.4
                                            ============     ============

OPERATING INCOME (LOSS):
    Specialty Chemicals                     $       62.1     $       18.9
    Petrochemicals                                  (0.2)
    Tioxide                                         33.9
                                            ------------     ------------
             TOTAL                          $       95.8     $       18.9
                                            ============     ============

EBITDA(1):
    Specialty Chemicals                     $       91.1     $       26.8
    Petrochemicals                                  11.3
    Tioxide                                         45.9
                                            ------------     ------------
             TOTAL EBITDA                          148.3             26.8

    Depreciation & Amortization                    (52.9)            (7.9)
    Interest Expense, net                          (71.3)            (9.4)
                                            ------------     ------------
    INCOME BEFORE INCOME TAXES              $       24.1     $        9.5
                                            ============     ============

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates", or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999 (PRO FORMA)

In order to present data which is useful for comparative purposes, the following tabular data for 2000 and pro forma 1999 and related discussion, have been prepared as if the Transaction (excluding the acquisition of 20% of the Wilton olefins facility in June 1999 from BP Chemicals) had taken place in January 1999. These results do not necessarily reflect the results which would have been obtained if the Transaction actually occurred on the date indicated, or the results which may be expected in the future.

                                                 (MILLIONS OF DOLLARS)
                                              THREE MONTHS ENDED MARCH 31,
                                                2000      1999 (PRO FORMA)
                                             ----------   ----------------
     Specialty Chemicals sales               $      491      $      419
     Petrochemical sales                            322             221
     Tioxide sales                                  242             230
                                             ----------      ----------
     Total revenues                               1,055             870
     Cost of goods sold                             874             708
                                             ----------      ----------
     Gross profit                                   181             162
     Expenses of selling, general,
       administrative, research and
       development                                   86             104
                                             ----------      ----------
     Operating income                                95              58
     Interest expense, net                           71              72
     Other income                                     -               -
                                             ----------      ----------
     Net income (loss) before income taxes
       and minority interest                         24             (14)
     Income tax expense                               4               3
     Minority interests in subsidiaries               1               -
                                             ----------      ----------
     Net income (loss)                       $       19      $      (17)
                                             ==========      ==========

     Depreciation and amortization           $       53      $       45
                                             ==========      ==========

     EBITDA (1)                              $      148      $      103
     Net reduction in corporate overhead
       allocation and insurance expenses              -               6
     Rationalization of TiO(2) operations             -               2
                                             ----------      ----------
     Adjusted EBITDA                         $      148      $      111
                                             ==========      ==========

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


REVENUES. Revenues for the business in the three months ended March 31, 2000 increased by $185 million, or 21%, to $1,055 million from $870 million during the same period in 1999.

Specialty Chemicals - Total MDI sales volumes increased by 21% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 46%, while in Europe and the Americas sales volumes grew by 22% and 16%, respectively. Polyol sales volumes also grew by 27% with the increase arising in the European and U.S. markets. PO sales volumes increased 24% as a result of higher production rates in the 2000 period. Average sales prices of MTBE in the three months ended March 31, 2000 increased by 91% compared to the 1999 period due largely to higher gasoline and crude oil prices. These gains were partially offset by a 10% decrease in average selling prices for MDI and polyols compared to the same period in 1999, approximately half of which was due to a weakening in the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of ethylene and propylene increased by 53% and 31% respectively. In addition to the volume from the 20% of the olefins facility acquired from BP Chemicals on June 30, 1999, further increases were attributable to increased customer demand. In aromatics, paraxylene and cyclohexane sales volumes rose by 28% and 11% in response to stronger demand. Sales volumes of cumene increased by 136% reflecting the resolution of production problems encountered in 1999. Ethylene prices rose 64%, propylene 79%, benzene 50% and paraxylene 56%. Revenues for the first three months of 1999 included $62 million relating to crude oil trading. This activity was discontinued following the consummation of the Transaction.

Tioxide - Sales volume increased by 10% compared to the 1999 period with demand strong worldwide. Western European and North American volumes grew by 11% and 8% respectively, while the strengthening of the Asian economy impacted positively on volumes and prices in that region. Overall the benefits of increased volume were partially offset by a 4% decline in average selling prices. While local selling prices rose in the North American, Asian and South African markets, these rises were partially offset by a decline in European prices , which was a result of the adverse impact of the Euro's continued weakening versus the U.S. dollar.

GROSS PROFIT. Gross profit for the business in the three months ended March 31, 2000 increased by $19 million, or 12%, to $181 million from $162 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by a rise in the major raw materials for MDI, benzene and chlorine. The price of benzene increased by over 70% in both the European and American markets compared to the same period in 1999. Fixed production costs remained largely unchanged. The increased gross profit in PO was attributable to higher PO production rates and increased MTBE selling prices compared to the same period in 1999. These gains were partially offset by an increase in the cost of PO's major raw materials: isobutane, methanol and propylene.

Petrochemicals - Gross profit improved over the equivalent period in 1999, due to the effect of higher sales volumes and the mitigation of feedstock price increases by hedging activities.

Tioxide - Increased volume led to improved gross profit compared to the 1999 period. The adverse impact of exchange rates on gross profit was more than offset by the general increase in local selling prices and fixed production cost savings as a result of Tioxide's manufacturing excellence program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the three months ended March 31, 2000 decreased by $18 million, or 17%, to $86 million from $104 million for the same period in 1999. The decrease was primarily a result of one-time expenses relating to restructuring and pension costs incurred in the three months ended March 31, 1999 and lower corporate overhead allocations following the Transaction. SG&A expenses also decreased as a result of ongoing restructuring activities.

INTEREST EXPENSE. Net interest expense in the three months ended March 31, 2000 was relatively unchanged from the same period in 1999.

INCOME TAXES. The effective income tax rate declined in the three months ended March 31, 2000 from the same period in 1999 due to a greater share of the income being earned in the U.S., which income is not subject to U.S. Federal income tax at the company level.

NET INCOME. Net income in the three months ended March 31, 2000 increased by $36 million to $19 million from a loss of $17 million during the same period in 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had no outstandings under our $400 million revolving credit facility and had approximately $68 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which approximately $63 million was available on March 31, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2000, we have outstanding in the notional amount of approximately $15 million equivalent of foreign exchange forward contracts with third party banks with final settlement of not more than 60 days. Predominantly our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result, we have entered into approximately $700 million notional amount of interest rate swap, cap and collar transactions, approximately $650 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.50% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.00% and caps ranging from 6.60% to 7.50%. We have also entered into a Euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $14 million. This increase would be reduced by approximately $4 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2000, the Company had forward purchase and sales contracts for 249,000 and 151,000 tons (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase and a 10% decrease in the price per ton of naphtha, the change would result in a gain and losses of approximately $2 million, respectively.



                                  PART II

ITEM 6.

        a)  Exhibit 27 - Financial Data Schedule

        b) The Company filed no reports on Form 8-K for the quarter ended March 31, 2000.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntsman ICI Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Everberg, Country of Belgium, on the 15th day of May, 2000.


                                        HUNTSMAN ICI HOLDINGS LLC

                                        By:  /s/ L. Russell Healy
                                           ----------------------------
                                           L. Russell Healy
                                           Senior Vice President and
                                             Finance Director