Form 10-Q
period 2000-06-30
HUNTSMAN ICI HOLDINGS LLC
filed 2000-08-11
CIK 1092825

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        ---------------------------
                                 FORM 10-Q
                        ---------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                      COMMISSION FILE NUMBER 333-88057


                         HUNTSMAN ICI HOLDINGS LLC
------------------------------------------------------------------------------
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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES  [ ]  NO [ ]


         AT AUGUST 11, 2000, 1000 MEMBER EQUITY UNITS OF HUNTSMAN ICI HOLDINGS LLC WERE OUTSTANDING.



                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                             TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----

Part I -  Financial Information

          Item 1.  -  Financial Statements
                        Consolidated Condensed Balance Sheets                                          2
                        Consolidated Statements of Operations and Comprehensive Income                 3
                        Consolidated Condensed Statements of Cash Flows                                5
                        Footnotes to Interim Financial Statements                                      6

          Item2.   -  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                    10

          Item 3.  -  Quantitive and Qualitative Disclosures about Market Risk                        14

Part II - Other Information

          Item 6.  -  Exhibits and Reports on Form 8-K                                                15


                                   PART I


ITEM 1.  FINANCIAL STATEMENTS


                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                                                    June 30, 2000         December 31, 1999
                                                                     (Unaudited)          -----------------
                                                                    -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $        122.2          $      138.9
    Accounts and notes receivable, net                                     682.4                 629.4
    Inventories                                                            383.5                 381.3
    Other current assets                                                    85.0                  79.3
                                                                  --------------          ------------
        TOTAL CURRENT ASSETS                                             1,273.1               1,228.9

Properties, plant and equipment, net                                     2,650.8               2,656.2
Other noncurrent assets                                                    799.6                 893.4
                                                                  --------------          ------------
        TOTAL ASSETS                                              $      4,723.5          $    4,778.5
                                                                  ==============          ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                      $        714.3          $      676.4
    Current portion of long-term debt                                       75.5                  51.7
    Other current liabilities                                               10.9                  44.1
                                                                  --------------          ------------
       TOTAL CURRENT LIABILITIES                                           800.7                 772.2

Long-term debt                                                           2,901.2               2,951.6
Other noncurrent liabilities                                               462.5                 481.6
                                                                  --------------          ------------
         TOTAL LIABILITIES                                               4,164.4               4,205.4
                                                                  --------------          ------------
MINORITY INTERESTS                                                           9.0                   8.0
                                                                  --------------          ------------
EQUITY:
     Members' equity, 1,000 units                                          518.1                 518.1
     Retained earnings                                                     116.7                  49.7
     Accumulated other comprehensive loss                                  (84.7)                 (2.7)
                                                                   -------------          ------------
         TOTAL EQUITY                                                      550.1                 565.1
                                                                   -------------          ------------
         TOTAL LIABILITIES AND EQUITY                              $     4,723.5          $    4,778.5
                                                                   =============          ============


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (Unaudited)
                           (Millions of Dollars)


                                                           HSCC PREDECESSOR                              HSCC PREDECESSOR
                                                                    COMPANY                                       COMPANY
                                                                    -------                                       -------
                                                   THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------                     ----------------------------
                                                   2000                   1999                       2000                   1999
REVENUES:
     Trade sales and services                    $       1,025.6          $        75.2           $     1,957.3       $    134.0
     Related party sales                                   121.0                   18.2                   232.0             29.0
     Tolling fees                                            8.1                   15.2                    20.3             29.0
                                                 ---------------          -------------           -------------       ----------
          TOTAL REVENUES                                 1,154.7                  108.6                 2,209.6            192.0
COST OF GOODS SOLD                                         948.9                   72.4                 1,822.5            134.1
                                                 ---------------          -------------           -------------       ----------
GROSS PROFIT                                               205.8                   36.2                   387.1             57.9

EXPENSES:
     Selling, general and administrative                    57.6                    1.3                   125.2              3.2
     Research and development                               17.9                    1.2                    35.8              2.1
                                                 ---------------          -------------           -------------       ----------
          TOTAL EXPENSES                                    75.5                    2.5                   161.0              5.3
                                                 ---------------          -------------           -------------       ----------
OPERATING INCOME                                           130.3                   33.7                   226.1             52.6

INTEREST EXPENSE, NET                                       71.8                    8.7                   143.1             18.1
OTHER EXPENSE                                                1.3                      -                     1.7                -
                                                 ---------------          -------------           -------------        ---------
INCOME BEFORE INCOME TAXES                                  57.2                   25.0                    81.3             34.5
INCOME TAX EXPENSE                                           9.1                    9.5                    13.0             13.1
MINORITY INTERESTS IN SUBSIDIARIES                           0.8                      -                     1.3                -
                                                 ---------------          -------------           -------------        ---------
NET INCOME                                                  47.3                   15.5                    67.0             21.4

Preferred stock dividends                                      -                    1.1                       -              2.2
Net income available to common
      equity holders                                        47.3                   14.4                    67.0             19.2
Other comprehensive loss - foreign
      currency translation adjustments                    (37.1)                      -                  (82.0)                -
                                                 --------------           -------------           -------------       ----------
COMPREHENSIVE INCOME                             $         10.2           $        14.4           $      (15.0)       $     19.2
                                                 ==============           =============           =============       ==========




   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EQUITY
                                (Unaudited)
                           (Millions of Dollars)


                                                                              ACCUMULATED
                                                                                 OTHER
                                        MEMBERS' EQUITY         RETAINED     COMPREHENSIVE
                                       UNITS        AMOUNT      EARNINGS         INCOME          TOTAL
                                       -----        ------      --------         ------          -----
Balance, January 1, 2000              1,000        $ 518.1      $  49.7       $    (2.7)       $    565.1
Net income                                                         67.0                              67.0
Foreign currency translation
   adjustments                                                                    (82.0)           (82.0)
                                    -------        -------      -------       ----------       ----------
Balance, June 30, 2000                1,000        $ 518.1      $ 116.7       $   (84.7)       $    550.1
                                    =======        =======      =======       ==========       ==========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Millions of Dollars)


                                                                         HSCC PREDECESSOR
                                                                                  COMPANY
                                                                                  -------
                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                2000                1999
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $          67.0      $      21.4
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                  106.4             15.6
    Interest on subordinated note                                   34.1              3.6
    Other non-cash adjustments to net income                         4.5              6.6
    Net changes in operating assets and liabilities                (80.4)            (6.7)
                                                         ---------------      ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                 131.6             40.5
                                                         ---------------      ------------

INVESTING ACTIVITIES:
Acquisition of assets                                              (26.8)
Cash received from unconsolidated affiliates                         5.2
Advances to unconsolidated affiliates                               (8.5)
Capital expenditures                                               (73.8)            (4.0)
                                                         ----------------     ------------
          NET CASH USED IN INVESTING ACTIVITIES                   (103.9)            (4.0)
                                                         ----------------     ------------

FINANCING ACTIVITIES:
Repayments of long-term debt                                       (36.9)           (35.0)
                                                         ----------------     ------------
          NET CASH USED IN FINANCING ACTIVITIES                    (36.9)           (35.0)

Effect of exchange rate changes on cash                             (7.5)                -
                                                         ----------------     -------------
Increase (decrease) in cash and cash equivalents                   (16.7)              1.5
Cash and cash equivalents at beginning of period                   138.9               2.6
                                                         ----------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $         122.2      $        4.1
                                                         ================     =============




   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                 HUNTSMAN ICI HOLDINGS LLC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

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


3.     INVENTORIES

Inventories consist of the following (in millions):



                                    June 30, 2000        December 31, 1999
                                    -------------        -----------------

          Raw materials              $      102.1            $     97.8
          Work in progress                   17.0                  20.6
          Finished goods                    242.0                 225.6
                                     ------------            ----------
                     SUBTOTAL               361.1                 344.0
          Materials and supplies             22.4                  37.3
                                     ------------            ----------
                     TOTAL           $      383.5            $    381.3
                                     ============            ==========

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

The major products of each business group are as follows:


                   SEGMENT                         PRODUCTS
         -----------------------------------------------------------------
         Specialty Chemicals         MDI, toluene diisocyanate, polyols,
                                     aniline, PO and MTBE
         Petrochemicals              Ethylene, propylene, benzene,
                                     cyclohexane and paraxylene
         Tioxide                     TiO2

Sales between segments are generally recognized at external market prices. For the three and six months ended June 30, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.



                                                          HSCC                                    HSCC
                                                      PREDECESSOR                             PREDECESSOR
                                                        COMPANY                                 COMPANY
                                                        -------                                 -------
                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      ---------------------------             -------------------------
                                        2000              1999                2000                1999
                                        ----              ----                ----                ----
NET SALES:
    Specialty Chemicals              $       549.0    $         108.6    $        1,040.2     $          192.0
    Petrochemicals                           376.0                                  721.3
    Tioxide                                  255.7                                  497.2
    Sales between segments,
       Petrochemical sales
      to Specialty Chemicals                 (26.0)                                 (49.1)
                                     --------------   ---------------    -----------------    ----------------
              TOTAL                  $     1,154.7    $         108.6    $        2,209.6     $          192.0
                                     ==============   ===============    =================    ================

OPERATING INCOME:
    Specialty Chemicals              $        67.3    $          33.7    $          129.4     $           52.6
    Petrochemicals                            21.8                                   21.6
    Tioxide                                   41.2                                   75.1
                                     -------------    ---------------    ----------------     ----------------
              TOTAL                  $       130.3    $          33.7    $          226.1     $           52.6
                                     =============    ===============    ================     ================

EBITDA (1):
    Specialty Chemicals              $        97.2    $          41.4    $          188.3     $           68.2
    Petrochemicals                            33.5                                   44.8
    Tioxide                                   51.8                                   97.7
                                     -------------    ---------------    ----------------     ----------------
              TOTAL EBITDA                   182.5               41.4               330.8                 68.2

    Depreciation & amortization             (53.5)               (7.7)             (106.4)               (15.6)
    Interest expense, net                   (71.8)               (8.7)             (143.1)               (18.1)
                                     -------------    ---------------    ----------------     -----------------
    INCOME BEFORE INCOME TAXES       $       57.2     $          25.0    $           81.3     $           34.5
                                     =============    ===============    ================     =================



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

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999 (PRO FORMA)

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


                                                                             (MILLIONS OF DOLLARS)
                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             2000            1999             2000           1999
                                                             ----            ----             ----           ----
                                                                          (PRO FORMA)                    (PRO FORMA)
                                                                          -----------                    -----------
Specialty Chemicals sales                                  $       549      $       478    $      1,040   $        897
Petrochemical sales                                                350              273             673            494
Tioxide sales                                                      256              264             497            494
                                                           -----------      -----------    ------------   ------------
Total revenues                                                   1,155            1,015           2,210          1,885
Cost of goods sold                                                 949              796           1,823          1,504
                                                           -----------      -----------    ------------   ------------
Gross profit                                                       206              219             387            381
Expenses of selling, general, administrative,
   research and development                                         76              108             161            212
                                                           -----------      -----------    ------------   ------------
Operating income                                                   130              111             226            169
Interest expense, net                                               72               73             143            145
Other expense                                                        1                -               1              -
                                                           -----------      -----------    ------------   ------------
Net income before income taxes and minority interest                57               38              82             24
Income tax expense                                                   9                7              13             10
Minority interests in subsidiaries                                   1                -               2              -
                                                           -----------      -----------    ------------   ------------
Net income                                                 $        47      $        31    $         67   $         14
                                                           ===========      ===========    ============   ============

Depreciation and amortization                              $        54      $        45    $        106   $         90
                                                           ===========      ===========    ============   ============
EBITDA (1)                                                 $       183      $       156    $        331   $        259
Net reduction in corporate overhead allocation
  and insurance expenses                                             -                5               -             11
Rationalization of TiO2 operations                                   -                3               -              5
                                                           -----------      -----------    ------------   ------------
Adjusted EBITDA                                            $       183      $       164    $        331   $        275
                                                           ===========      ===========    ============   ============

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



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 (PRO FORMA)

REVENUES. Revenues for the business in the three months ended June 30, 2000 increased by $140 million, or 14%, to $1,155 million from $1,015 million during the same period in 1999.

Specialty Chemicals - Total MDI sales volumes increased by 15% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 17%, while in Europe sales volumes grew by 17%. In the Americas, sales volumes grew by 13% following the completion of the MDI expansion project at our Geismar, Louisiana facility. Polyol sales volumes grew by 18% with the increase attributable to the European region. PO sales volumes increased 11% as a result of higher sales to polyol customers. Average sales prices of MTBE increased by 77% compared to the 1999 period due largely to higher gasoline prices. These gains were partially offset by an 8% decrease in average selling prices for MDI and a 15% decrease in the price of polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of ethylene and propylene increased by 63% and 46% respectively. In addition to the volume attributable to the 20% of the olefins facility acquired from BP Chemicals on June 30, 1999, increases were attributable to increased customer demand. In aromatics, paraxylene and cyclohexane sales volumes fell by 6% and 6% respectively. Sales volumes of cumene increased reflecting the resolution of production problems encountered in 1999. Ethylene prices rose 94%, propylene 107%, cyclohexane 54% and paraxylene 66% due to higher feedstock prices and improved market conditions. Revenues for the three months ended June 30, 1999 included $96 million relating to crude oil trading. This activity was discontinued following the consummation of the Transaction.

Tioxide - Sales volume remained relatively unchanged in 2000 compared to the 1999 period. Western European volumes grew by 7%, but were offset by an 11% decrease in Asia. Overall average selling prices decreased by 2%. While local selling prices rose in the North American, Asian, South African and European markets, these increases were more than offset by the Euro's continued weakening against the U.S. dollar.

GROSS PROFIT. Gross profit for the business in the three months ended June 30, 2000 decreased by $13 million, or 6%, to $206 million from $219 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by a substantial increase in prices for the major raw materials for MDI, namely benzene and chlorine. The decreased gross profit in PO was attributable to an increase in the cost of PO's major raw material, propylene. This increase in the cost of PO's raw materials more than offset the increase in PO's selling price. In addition, changes in the PO sales mix, along with higher utility costs associated with higher natural gas prices resulted in lower gross profit.

Petrochemicals - Gross profit improved over the same period in 1999, due to the effect of higher sales volumes. In addition, higher sales prices were only partially offset by higher feedstock prices.

Tioxide -Gross profit improved over the same period in 1999 due mainly to reductions in production costs resulting from Tioxide's ongoing manufacturing excellence program. The adverse impact of exchange rates on selling prices has been partially offset by a favorable impact on local currency costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the three months ended June 30, 2000 decreased by $32 million, or 30%, to $76 million from $108 million for the same period in 1999. The decrease was primarily a result of one-time expenses relating to restructuring and pension costs incurred in the three months ended June 30, 1999. SG&A expenses also decreased as a result of ongoing restructuring activities and lower corporate overhead allocations following the Transaction.

INTEREST EXPENSE. Net interest expense in the three months ended June 30, 2000 was relatively unchanged from the same period in 1999.

INCOME TAXES. The effective income tax rate declined in the three months ended June 30, 2000 from the same period in 1999 due to a greater share of the income being earned in the U.S., which income is not subject to U.S. Federal income tax at the company level.

NET INCOME. Net income in the three months ended June 30, 2000 increased by $16 million to $47 million from $31 million during the same period in 1999 as a result of the factors discussed above.



FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (PRO FORMA)

REVENUES. Revenues for the business in the six months ended June 30, 2000 increased by $325 million, or 17%, to $2,210 million from $1,885 million during the same period in 1999.

Specialty Chemicals - Total MDI sales volumes increased by 18% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 29%, while in Europe sales volumes grew by 20%. In the Americas, sales volumes grew by 14% following the completion of the MDI expansion project at our Geismar, Louisiana facility. Polyol sales volumes grew by 22% with the increase attributable to the European and U.S. regions. PO sales volumes increased 17% as a result of higher production rates. Average sales prices of MTBE in the six months ended June 30, 2000 increased by 85% compared to the 1999 period due largely to higher gasoline prices. These gains were partially offset by a 9% decrease in average selling prices for MDI and a 14% decrease in the price of polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar.

Petrochemicals - Sales volumes of ethylene and propylene increased by 58% and 38% respectively. In addition to the volume attributable to the 20% of the olefins facility acquired from BP Chemicals on June 30, 1999, increases were attributable to increased customer demand. In aromatics, paraxylene and cyclohexane sales volumes rose by 9% and 2% respectively. Sales volumes of cumene increased reflecting the resolution of production problems encountered in 1999. Ethylene prices rose 80%, propylene 95%, cyclohexane 51% and paraxylene 61% due to higher feedstock prices and improved market conditions. Revenues for six months ended June 30, 1999 included $160 million relating to crude oil trading. This activity was discontinued following the consummation of the Transaction.

Tioxide - Sales volume increased by 4% in 2000 compared to the 1999 period with demand strong worldwide. Western European and North American volumes grew by 9% and 1% respectively, while the strengthening of the Asian economy impacted positively on volumes and prices in that region. Overall the benefits of increased volume were partially offset by a 3% decline in average selling prices. While local selling prices rose in the North American, Asian and South African markets, these increases were more than offset by a decline in European prices resulting from the Euro's continued weakening against the U.S. dollar.

GROSS PROFIT. Gross profit for the business in the six months ended June 30, 2000 increased by $6 million, or 2%, to $387 million from $381 million during the same period in 1999.

Specialty Chemicals - MDI and polyols benefited from increased sales volumes, however, this benefit was more than offset by an increase in prices for the major raw materials for MDI, namely benzene and chlorine. The increased gross profit in PO was attributable to higher PO production rates and increased MTBE selling prices compared to the same period in 1999. These increases were partially offset by an increase in the cost of PO's major raw materials: isobutane, methanol and propylene.

Petrochemicals - Gross profit improved over the same period in 1999, due to the effect of higher sales volumes. In addition, higher sales prices were only partially offset by higher feedstock prices.

Tioxide - Increased volume led to improved gross profit in 2000 compared to the 1999 period. The adverse impact of exchange rates on gross profit was more than offset by the general increase in local selling prices and fixed production cost savings as a result of Tioxide's ongoing manufacturing excellence program.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDING RESEARCH AND DEVELOPMENT EXPENSES). Selling, general and administrative expenses (including research and development expenses) ("SG&A") in the six months ended June 30, 2000 decreased by $51 million, or 24%, to $161 million from $212 million for the same period in 1999. The decrease was primarily a result of one-time expenses relating to restructuring and pension costs incurred in the six months ended June 30, 1999. SG&A expenses also decreased as a result of ongoing restructuring activities and lower corporate overhead allocations following the Transaction.

INTEREST EXPENSE. Net interest expense in the six months ended June 30, 2000 was relatively unchanged from the same period in 1999.

INCOME TAXES. The effective income tax rate declined in the six months ended June 30, 2000 from the same period in 1999 due to a greater share of the income being earned in the U.S., which income is not subject to U.S. Federal income tax at the company level.

NET INCOME. Net income in the six months ended June 30, 2000 increased by $53 million to $67 million from $14 million during the same period in 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had no outstanding borrowings under our $400 million revolving credit facility and had approximately $122 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which $80 million was available on June 30, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

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

SUBSEQUENT EVENT

On July 20, 2000, we announced our intent to acquire the assets which comprise the Rohm and Haas Company global thermoplastic polyurethanes business for a total purchase price of approximately $120 million. The business operates manufacturing facilities located in Osnabruck, Germany and Ringwood, Illinois and generated net sales of approximately $79 million during the fiscal year ended June 30, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk, including changes in interest rates, currency exchange rates, and certain commodity prices. Our exposure to foreign currency market risk is limited since sales prices are typically denominated in Euros or U.S. dollars. To the extent we have material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. Our exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw material is acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Historically, the businesses transferred to us by ICI have managed the majority of their foreign currency exposures by entering into short-term forward foreign exchange contracts with ICI. In addition, short-term exposures to changing foreign currency exchange rates at certain of our foreign subsidiaries were managed, and will continue to be managed, through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions. While the overall extent of our currency hedging activities has not changed significantly, we have altered the scope of our currency hedging activities to reflect the currency denomination of our cash flows. In addition, we are now conducting our currency hedging activities for our exposures arising in connection with the businesses transferred to us by ICI with various financial institutions. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2000, we have outstanding in the notional amount of approximately $65 million equivalent of foreign exchange forward contracts with third party banks with final settlement of not more than 45 days. Predominantly, our hedging activity is to sell forward the majority of our surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

Historically, Huntsman Specialty used interest rate swaps, caps and collar transactions entered into with various financial institutions to hedge against the movements in market interest rates associated with its floating rate debt obligations. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As a result, we have entered into approximately $700 million notional amount of interest rate swap, cap and collar transactions, approximately $650 million of which have terms ranging from approximately three years to five years. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.50% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.00% and caps ranging from 6.60% to 7.50%. We have also entered into a Euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $16 million. This increase would be reduced by approximately $4 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

In order to reduce our overall raw material costs, our petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2000, the Company had forward purchase and sales contracts for 191,000 and 115,000 tons (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase and a 10% decrease in the price per ton of naphtha, the change would result in gains and losses of approximately $2 million, respectively.



                                  PART II


ITEM 6.

          a)   Exhibit 27 - Financial Data Schedule

          b) The Company filed no reports on Form 8-K for the quarter ended June 30, 2000.


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HUNTSMAN ICI HOLDINGS LLC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF EVERBERG, COUNTRY OF BELGIUM, ON THE 11TH DAY OF AUGUST, 2000.


                                   HUNTSMAN ICI HOLDINGS LLC



                                   By: /s/ L. Russell Healy
                                      ----------------------------------------
                                                L. Russell Healy
                                           Senior Vice President and
                                                Finance Director