Form 10-K/A
period 2000-12-31
HUNTSMAN ICI HOLDINGS LLC
filed 2001-04-26
CIK 1092825

================================================================================
                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D.C.  20549
                              Amendment No. 1 on
                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from__________________ to __________________
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


   Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes: [X]    No [ ]


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


================================================================================

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 ITEM 1.    BUSINESS.......................................................  3

 ITEM 2.    PROPERTIES..................................................... 18

 ITEM 3.    LEGAL PROCEEDINGS.............................................. 19

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 19

                                    PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.................................... 19

 ITEM 6.    SELECTED FINANCIAL DATA........................................ 19

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................... 20

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.... 28

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 29

 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................... 29

                                    PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 30

 ITEM 11.   EXECUTIVE COMPENSATION......................................... 33

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................... 35

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 35

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................... 41

 SIGNATURE................................................................. 46

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                         2000 FORM 10-K ANNUAL REPORT


EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Huntsman International Holdings LLC (the "Company") for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 21, 2001 (the "Report"), is being filed to amend and restate in its entirety the initial filing. In addition to making minor typographical and grammatical changes throughout the Report, this Amendment No. 1 makes the following amendments to
Item 6,  Item 7, Item 8, Item 11 and Item 14:

     (a) Items 6, 7 and 8: to revise the Selected Financial Data, certain financial tables and data and the Consolidated Financial Statements to
          (i) correct typographical and transposition errors and (ii) align certain numerical information in the consolidated statement of cash flows under the appropriate period end heading;

     (b) Item 11: to revise Item 11 to correctly reflect the Company's chief executive officer and the remaining four most highly compensated executive officers at the end of the last fiscal year; and

     (c)  Item 14: to replace the Indenture included in the initial filing as
          Exhibit 10.10 with the Amended and Restated Indenture, which was inadvertently omitted in the initial filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                     PART I

ITEM 1.  BUSINESS

General

Huntsman International Holdings LLC, formerly known as Huntsman ICI Holdings LLC ("Holdings" or the "Company"), is a global manufacturer and marketer of specialty and commodity chemicals through our three principal businesses:
Specialty Chemicals, Petrochemicals and Tioxide ("TiO2"). We believe that our company is characterized by low cost operating capabilities; a high degree of technological expertise; a diversity of products, end markets and geographic regions served; significant product integration; and strong growth prospects.

Our company, a Delaware limited liability company, was formed in 1999 in connection with a transaction between our company, Huntsman International LLC, our wholly-owned subsidiary that was formerly known as Huntsman ICI Chemicals LLC ("Huntsman International"), Huntsman Specialty Chemicals Corporation ("HSCC") and Imperial Chemicals Industries PLC ("ICI"). In connection with the transaction, we acquired, on June 30, 1999, ICI's polyurethane chemicals, selected petrochemicals and TiO2 businesses and HSCC's propylene oxide ("PO") business. We also acquired BP Chemicals Limited's ("BP Chemicals") 20% ownership interest in the Wilton olefins facility and certain related assets. We transferred the acquired businesses to Huntsman International and to its subsidiaries. Our membership interests are owned 60% by HSCC, 30% by ICI and its affiliates and 10% by institutional investors.

Recent Events

Issuance of Eu200 Million Senior Subordinated Notes

On March 13, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately Eu204 million, including Eu4.0 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes. Huntsman International intends to use the proceeds of this offering to finance our acquisition of Albright & Wilson's surfactants business. See "Acquisition of Surfactants Business".

Expansion of Huelva, Spain Plant

On March 9, 2001, we announced our intention to expand the annual production capacity of our TiO2 plant at our Huelva, Spain facility by approximately 17,000 tonnes. Following this $40 million expansion, our Huelva facility will have an annual TiO2 production capacity of approximately 97,000 tonnes. The expansion is expected to be completed in late 2002.

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

Proposed Investment by Bain Capital in Huntsman Corporation

On February 23, 2001, Huntsman Corporation ("Huntsman"), affiliates of which own 60% of our membership interests, announced that it had entered into a letter of intent with Bain Capital, Inc. relating to a proposed investment by Bain in Huntsman. The letter of intent contemplates that Huntsman and Bain will negotiate definitive agreements pursuant to which Bain will invest over $600 million in Huntsman in exchange for a minority equity interest in Huntsman. If the parties complete their proposed transaction, then Huntsman intends to use a substantial portion of the proceeds received from Bain to finance the purchase of our membership interests that are held by ICI and affiliates of Goldman Sachs, as described under "Sale by ICI of Our Equity Interests".

Acquisition of Ethyleneamines Business

On February 9, 2001, we completed our acquisition of the global ethyleneamines and related businesses of The Dow Chemical Company for an aggregate purchase price of approximately $33 million, excluding accounts receivable and accounts payable. We believe that we now have the world's second largest production capacity for ethyleneamines, which are a family of highly versatile performance chemicals with a wide variety of end-use applications including lube oil additives, epoxy hardeners, wet strength resins, chelating agents and fungicides. The acquisition of this business provides us with ethyleneamines and aminoethylethanolamines production facilities in Freeport, Texas and a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant at Terneuzen, Netherlands. The acquired business is included in the Specialty Chemicals division of the Company.

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

Sale by ICI of Holdings' Equity Interests

In November 2000, ICI entered into agreements with HSCC, our company and Huntsman International, under which ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, the membership interests in our company that are indirectly held by ICI for approximately $365 million plus interest from November 30, 2000 until the completion of such sale. Unless waived by ICI, the right of HSCC or its designees to buy the membership interests (which expires if not exercised by July 2001) is contingent upon the completion of the resale by ICI of our 8% Senior Subordinated Reset Discount Notes. Additionally, ICI may only exercise its option to transfer the membership interests to HSCC between April 2001 and July 2001.

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

Our agreements with ICI also permit ICI to resell, subject to certain conditions, our Senior Subordinated Reset Discount Notes, settle certain outstanding indemnification matters under the contribution agreement, provide for the finalization of certain ancillary agreements contemplated by the contribution agreement and establish new contractual terms with respect to ICI's obligation to transfer to us its interests in Nippon Polyurethane Industry Co. Ltd. See "Item 13 - Certain Relationships and Related Transactions".

We expect that a substantial portion of the proceeds from the proposed investment of Bain in Huntsman Corporation will be used by HSCC or other affiliates of Huntsman Corporation to finance the purchase of our membership interests held by ICI and the Goldman Sachs affiliates. See "Proposed Investment by Bain Capital in Huntsman Corporation".

Specialty Chemicals

 General

Our Specialty Chemicals business is composed of the polyurethane chemicals business that we acquired from ICI, the PO business that we acquired from HSCC, the thermoplastic polyurethane ("TPU") business that we acquired from Rohm and Haas Company in August 2000 and the ethyleneamines business that we acquired from Dow Chemical Company in February 2001.

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

TPU. In August 2000, we completed our acquisition of the Morton global TPU business from Rohm and Haas Company. The acquired TPU business adds production capacity in Osnabruck, Germany and Ringwood, Illinois, which complements our existing footwear-based TPU business. TPU is high quality material with unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor its performance characteristics to meet the specific requirements of our customers, such as for use in injection molding and components for the automotive and footwear industries. It is also extruded into films and profiles and finds a wide variety of applications in the coatings, adhesives, sealants and elastomers ("CASE") markets.

Polyols.   Polyols are reacted with isocyanates, primarily MDI and TDI, to produce finished polyurethane products. In the U.S., approximately 77% of all polyols produced are used in polyurethane foam applications. In 2000, approximately two-thirds of the polyols used in polyurethane applications were processed with TDI to produce flexible foam blocks and the remaining one-third was processed in various applications that meet the specific needs of individual customers. The creation of a broad spectrum of polyurethane products is made possible through the different combinations of the various polyols with MDI, TDI and other isocyanates. The market for specialty polyols that are reacted with MDI has been growing at approximately the same rate as MDI consumption. We believe that the growth of commodity polyols demand has paralleled the growth of global GDP.

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

MTBE.   We currently use our entire production of  tertiary butyl alcohol
("TBA"), a co-product of our PO production process to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. U.S. consumption of MTBE has grown at a compound annual rate of 15.2% in the 1990s due primarily to the implementation of federal environmental standards that require improved gasoline quality through the use of oxygenates. MTBE has experienced strong growth due to its ability to satisfy the oxygenation requirement of the Clean Air Act Amendments of 1990 with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. have adopted this oxygenate requirement to improve air quality even though they may not be mandated to do so by the Clean Air Act. While this trend has further increased MTBE consumption, the use of MTBE is becoming increasingly controversial and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See "MTBE Developments".

 Sales and Marketing

We manage a global sales force at 45 locations with a presence in 33 countries, which sells our polyurethane chemicals to over 2000 customers in 67 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture, construction, binders and CASE industries.

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

The following chart provides information regarding the capacities of our primary facilities:

                                                                Annual Capacities (in millions)
                                ------------------------------------------------------------------------------------------------
           Location               MDI     TDI  Polyols  TPU   Aniline     Nitrobenzene    Ethyleneamines  PO     PG      MTBE
------------------------------  --------  ---  -------  ---  ----------  ---------------  --------------  ---  ------  ---------
                                                              (pounds)                                                 (gallons)
Geismar, Louisiana(1)             840(1)   90      160           830(2)         1,200(2)
Freeport, Texas                                                                                      160
Osnabruck, Germany                                  20   30
Port Neches, Texas                                                                                        525  130(3)       260
Ringwood, Illinois                                       20
Rozenburg, Netherlands            620              120
Shepton Mallet, U.K.                                50
Wilton, U.K.                                                     660              810
                              -------------------------------------------------------------------------------------------------
Total                           1,460      90      350   50    1,490            2,010                160  525  130          260
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

Rubicon Joint Venture.   We are a 50% joint venture owner, along with Crompton
Corp., of Rubicon, Inc. which owns aniline, nitrobenzene and diphenlylamine ("DPA") manufacturing facilities in Geismar, Louisiana. In addition to operating our 100% owned MDI, TDI and polyol facilities at Geismar, Rubicon also operates the joint venture's aniline, nitrobenzene and DPA facilities and is responsible for providing other auxiliary services to the entire Geismar complex. We are entitled to approximately 80% of the nitrobenzene and aniline production capacity of Rubicon, and Crompton Corp. is entitled to 100% of the DPA production. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

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

A major cost in the production of polyols is attributable to the cost of PO. We believe that the integration of our PO business with our polyurethane chemicals business will give us access to a competitively priced, strategic source of PO and the opportunity to further expand into the polyol market. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 61%, 20%, 13%, and 3%, respectively, of total raw material costs in 2000. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, we purchase all of the propylene used in the production of our PO from Huntsman Petrochemical Corporation, and through Huntsman Petrochemical Corporation's pipeline which is the only propylene pipeline connected to our PO facility.

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

 MTBE Developments

The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in various state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the State of California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. Separately, the California Air Resources Board has adopted regulations that would prohibit the addition of MTBE to gasoline after 2002. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. The actual effect of these state actions on the use of MTBE in gasoline is unclear in light of the federal law. However, several bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use in particular. In 1999, the U.S. Senate also passed a resolution calling for a phase out of MTBE. While this resolution has no binding legal effect, there can be no assurance that future Congressional action will not result in a ban or other restrictions on MTBE use. In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures.

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

 Manufacturing and Operations

We produce olefins at our facility in Wilton, U.K. In addition, we own and operate two integrated aromatics manufacturing facilities at our Wilton and North Tees sites at Teesside, U.K. Information regarding these facilities is set forth in the following chart:


          Location               Product          Annual Capacity
          ---------------------------------------------------------
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

Titanium Dioxide

 General

We believe that our TiO2 business, which operates under the trade name "Tioxide", has the largest production capacity for TiO2 in Europe, with an estimated 31% of European production capacity, and has the third largest production capacity in the world, with an estimated 14% of world production capacity. TiO2 is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic
fibers and ceramics.   In addition to its optical properties, TiO2 possesses
traits such as stability, durability and non-toxicity, making it superior to other white pigments.

We offer an extensive range of products that are sold worldwide to over 3,000 customers in all major TiO2 end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our TiO2 business to service local customers, as well as global customers that require delivery to more than one location. Our TiO2 business has an aggregate annual nameplate capacity of
approximately 570,000 tonnes at our eight production facilities.   Five of our
TiO2 manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operations consist of a 50% interest in a manufacturing joint venture with NL Industries, Inc. and our South African operations consist of a 60% owned subsidiary.

We recently commenced construction of a new TiO2 manufacturing plant at our Greatham, UK facility. The new plant will allow us to close an older, plant located at Greatham and will increase our annual production capacity of the facility to 100,000 tonnes of chloride-based TiO2. We expect to commence production at the new plant in mid-2002. In addition, we are in the process of expanding our Teluk Kalung, Malaysia facility by 6,000 tonnes by mid-2001 and are in the process of expanding our Huelva, Spain plant by 17,000 tonnes by late-2002.

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

Our TiO2 business accounted for 22% of our net sales in 2000, and on a pro forma basis, accounted for 26% of our net sales in both 1999 and 1998.

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

The global TiO2 market is characterized by a small number of large global producers. As of December 31, 2000, following recent industry consolidation, the TiO2 industry had five major producers, (DuPont, Millennium Chemicals, Huntsman International, Kerr-McGee Chemicals and NL Industries) accounting for 76% of the global market share. The TiO2 industry has substantial requirements for entry, including proprietary production technology and world scale assets requiring significant capital investment. No greenfield TiO2 capacity has been announced in the last few years. Based upon current price levels and the long lead times for planning, governmental approvals and construction, additional greenfield capacity is not expected in the near future.

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

 Sales and Marketing

Approximately 95% of our TiO2 sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture TiO2.

In addition, we have focused on marketing products to higher growth industries. For example, we believe that our TiO2 business is well-positioned to benefit from the projected growth in the plastics sector, which we expect to grow faster than the overall TiO2 market over the next several years. The table below summarizes the major end markets for our TiO2 products.


       End Markets                          % of 2000 Sales Volume
       -----------                          ----------------------
Paints and Coatings                                            58%
Plastics                                                       27%
Inks                                                            5%
Paper                                                           4%

 Manufacturing and Operations

Our TiO2 business has eight manufacturing sites in seven countries with a total estimated capacity of 570,000 tonnes per year. Approximately 75% of our TiO2 capacity is located in Western Europe. During 2000, we closed our manufacturing plant in Tracy, Canada. This facility was a "finishing" plant, performing the later steps in the production process for a portion of the product produced at our European and South African facilities. Following an increase of our capacity for finishing TiO2 at our European and South African facilities, we are able to finish all product produced locally. The following table presents information regarding our TiO2 facilities:

Region                                               Site                Annual Capacity     Process
------                                               ----                ---------------     -------
                                                                             (tonnes)
Western Europe                         Calais, France                         100,000        Sulfate
                                       Greatham, U.K. (1)                      80,000        Chloride
                                       Grimsby, U.K.                           80,000        Sulfate
                                       Huelva, Spain(1)                        80,000        Sulfate
                                       Scarlino, Italy                         80,000        Sulfate
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

Raw Materials.   The primary raw materials used to produce TiO2 are titanium-
bearing ores. There are a limited number of ore suppliers and we purchase ore under long-term supply contracts. The cost of titanium-bearing ores has been relatively stable in comparison to TiO2 prices. Titanium-bearing ore represents approximately 40% of TiO2 pigment production costs.

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

The sulfate process generally uses less-refined ores which are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our TiO2 business.

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

Significant Customers

In 2000, sales to ICI and its affiliates by our Specialty Chemicals, Petrochemicals and TiO2 businesses accounted for approximately 8% of our consolidated revenue. In 1999, sales to ICI and its affiliates accounted for approximately 14% of our pro forma consolidated revenue. ICI owns 30% of our membership interests. See "Item 13 - Certain Relationships and Related Transactions" for a further discussion of our relationship with ICI.

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

In addition to our own patents and patent applications and proprietary trade secrets and know-how, we have entered into certain licensing arrangements that authorize us to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also license and sub-license certain intellectual property rights to affiliates and to third parties. In connection with our transaction with ICI and HSCC (under the terms of a technology transfer agreement and a PO/MTBE technology transfer agreement), we have licensed back to ICI and Huntsman Corporation (on a non-exclusive basis) certain intellectual property rights for use in their respective retained businesses, and ICI and Huntsman Corporation have each licensed certain retained intellectual property to us.

For our Specialty Chemicals business, we have brand names for a number of our products, and we own approximately 20 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 840 foreign counterparts, including both registrations and applications for registration. For our TiO2 business, we have approximately 180 trademark registrations and pending applications, approximately 110 of which relate to the trademark "Tioxide". Our petrochemicals business is not dependent on the use of trademarks. We have entered into a trademark license agreement with Huntsman Corporation under which we have obtained the rights to use the trademark "Huntsman", subject to certain restrictions.

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

We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. See "Specialty Chemicals - MTBE Developments" for a discussion of the proposed regulations regarding MTBE. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Environmental Matters".

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

                Location                                               Description of Facility
Geismar, Louisiana                        MDI, TDI, Nitrobenzene(1), Aniline(1) and Polyols Manufacturing Facilities
Rozenburg, Netherlands(3)                 MDI Manufacturing Facility, Polyols
                                          Manufacturing Facilities and Systems House
Wilton, U.K.                              Aniline and Nitrobenzene Manufacturing Facilities
Shepton Mallet, U.K.                      Polyester Polyols Manufacturing Facility
Peel, Canada(3)                           Polyurethane Systems House
West Deptford, New Jersey                 Polyurethane Systems House, Research Facility
                                          and U.S. Regional Headquarters
Auburn Hills, Michigan(3)                 Polyurethane Office Space and Research Facility
Deerpark, Australia(3)                    Polyurethane Systems House
Cartagena, Colombia                       Polyurethane Systems House
Deggendorf, Germany                       Polyurethane Systems House
Ternate, Italy                            Polyurethane Systems House
Shanghai, China(2)                        Polyurethane Systems House
Samuprakam, Thailand(2)                   Polyurethane Systems House
Kuan Yin, Taiwan(2)                       Polyurethane Systems House
Tlalnepantla, Mexico                      Polyurethane Systems House
Everberg, Belgium                         Polyurethane Research Facility, Global Headquarters and European Headquarters
Gateway West, Singapore(3)                Polyurethane Regional Headquarters
Osnabruck, Germany                        TPU Manufacturing Facility
Ringwood, Illinois(2)                     TPU Manufacturing Facility
North Andover, Massachusetts(3)           TPU Research Facility
Port Neches, Texas                        PO Manufacturing Facility and MTBE manufacturing facility
Austin, Texas                             PO/TBA Pilot Plant Facility
Wilton, U.K.                              Olefins and Aromatics Manufacturing Facilities, Petrochemicals Headquarters
Teesport, U.K.(2)                         Logistics/Storage Facility
North Tees, U.K.(3)                       Aromatics Manufacturing Facility and Logistics/Storage Facility
Saltholme, U.K.                           Underground Cavity Storage Operations
Grimsby, U.K.                             TiO2 Manufacturing Facility
Greatham, U.K.                            TiO2 Manufacturing Facility
Calais, France                            TiO2 Manufacturing Facility
Huelva, Spain                             TiO2 Manufacturing Facility
Scarlino, Italy                           TiO2 Manufacturing Facility
Teluk Kalung, Malaysia                    TiO2 Manufacturing Facility
Westlake, Louisiana(4)                    TiO2 Manufacturing Facility
Umbogintwini, South Africa(5)             TiO2 Manufacturing Facility
Billingham, U.K.                          TiO2 Research and Technical Facility, and office space
Hammersmith, U.K.                         TiO2  Headquarters

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

                                                       (Millions of Dollars)
                                                                        HSCC Predecessor                 Texaco Predecessor
                                                                            Company                           Company
                                                       -----------------------------------------------------------------------------
                                            Six Months
                                              Ended                        Year Ended     Ten Months                        Year
                              Year Ended     December    Six Months Ended   December         Ended     Two Months Ended    Ended
                             December 31,       31,          June 30,          31,       December 31,    February 28,   December 31,
                                2000           1999            1999           1998           1997            1997         1996
                           ---------------------------------------------------------------------------------------------------------
Consolidated Statements
 of Operations Data:
 Revenues                     $ 4,447.9   $     1,997.3     $   192.0    $       338.7      $     348.5     $   61.0      $    415.0
 Operating income
  (loss)                          413.0           198.3          52.6             54.3             40.4         (5.7)           19.0

 Net income (loss)                 82.0            49.7          21.5              9.4              3.0         (3.7)           12.0
Consolidated Balance
 Sheet Data:
 Working capital              $   330.6   $       456.7     $    32.6    $        30.4      $      40.4                   $     39.0
 Total assets                   4,777.9         4,778.5         577.9            577.6            593.7                        292.0
 Long-term debt and
  other non-current
  liabilities                   3,375.7         3,433.2         474.6            503.8            524.8                        287.0


 Members'/Stockholders'
  equity                          521.1           565.1          49.8             30.6             25.3                          5.0



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On June 30, 1999, we received capital contributions of cash and U.S. operating assets from HSCC, ICI and institutional investors. With this capitalization, we acquired ICI's polyurethane chemicals, petrochemicals (including ICI's 80% interest in the Wilton olefins facility), and TiO2 businesses, and HSCC's PO business. In addition, we acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals (together, the "Transaction").

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

The profitability of our three principal business segments is impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our Specialty Chemicals products has grown at rates in excess of global GDP growth, while the demand for our Petrochemical and Tioxide products has historically grown at rates that are approximately equal to global GDP growth.

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

                                                                                                       HSCC
                                                                                                Predecessor Company
                                                                                    -----------------------------------------
                                                     Year Ended    Six Months Ended    Six Months Ended       Year Ended
                                                    December 31,     December 31,          June 30,           December 31,
                                                        2000                1999              1999                1998
                                             --------------------------------------------------------------------------------
Revenues                                          $      4,447.9       $     1,997.3       $       192.0   $            338.7
Cost of goods sold                                       3,705.4             1,602.0               134.1                276.6
                                             --------------------------------------------------------------------------------
Gross profit                                               742.5               395.3                57.9                 62.1
Expenses of selling, general and
 administrative, research and
  development                                              329.5               197.0                 5.3                  7.8

                                             --------------------------------------------------------------------------------
Operating income                                           413.0               198.3                52.6                 54.3
Interest expense, net                                      292.9               135.9                18.0                 39.9
Loss on sale of accounts receivable                          1.9
Other income (expense)                                      (3.2)                6.5                   -                  0.8
                                             --------------------------------------------------------------------------------

Net income before income taxes and
 minority interest                                         115.0                68.9                34.6                 15.2

Income tax expense                                          30.2                18.2                13.1                  5.8
Minority interests in subsidiaries                           2.8                 1.0                   -                    -
                                             --------------------------------------------------------------------------------
Net income                                        $         82.0       $        49.7       $        21.5   $              9.4
                                             ================================================================================

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

                                                                                           (Millions of Dollars)
                                                                                   2000 Actual               1999 Pro Forma
                                                                            ------------------------   -------------------------
Specialty Chemicals sales                                                         $            2,109         $             1,855
Petrochemical sales                                                                            1,383                       1,022
Tioxide sales                                                                                    956                         991
                                                                            ------------------------   -------------------------
Total revenues                                                                                 4,448                       3,868
Cost of goods sold                                                                             3,706                       3,096
                                                                            ------------------------   -------------------------
Gross profit                                                                                     742                         772
Selling, general, administrative, research and development expenses                              329                         407
                                                                            ------------------------   -------------------------
Operating income                                                                                 413                         365
Interest expense, net                                                                            293                         291
Loss on sale of accounts receivable                                                                2                           -
Other income (expense)                                                                            (3)                          7
                                                                            ------------------------   -------------------------
Net income before income taxes and minority interest                                             115                          81
Income tax expense                                                                                30                          25
Minority interests in subsidiaries                                                                 3                           1
                                                                            ------------------------   -------------------------
Net income                                                                        $               82         $                55
                                                                            ========================   =========================

Depreciation and amortization                                                     $              214         $               193
                                                                            ========================   =========================

EBITDA (1)                                                                        $              622         $               565
Net reduction in corporate overhead allocation and insurance expenses                              -                          11
Rationalization of TiO2 operations                                                                 -                           5
Loss on sale of accounts receivable(2)                                                             2                           -
                                                                            ------------------------   -------------------------
Adjusted EBITDA                                                                   $              624         $               581
                                                                            ========================   =========================

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

Specialty Chemicals - Total MDI sales volumes increased by 17% from the 1999 period. A strong recovery in the Asian economies led to an increase in sales volumes of 41% in that region, while in Europe, sales volumes grew by 19%. In the Americas, sales volumes grew by 11% from the prior year following the completion in February 2000 of the MDI expansion project at our Geismar, Louisiana facility. Polyol sales volumes grew by 19% with the increase attributable to the European region. These gains were partially offset by a 9% decrease in average selling prices for MDI and a 14% decrease in the price of polyols compared to the same period in 1999, a substantial portion of which was due to a weakening in the value of the Euro versus the U.S. dollar. PO sales revenue grew by 4% due to a 7% average selling price increase. MTBE sales revenue grew by 52% due to a 54% MTBE average selling price increase. The MTBE average selling price increase is primarily attributable to higher prices in 2000 for gasoline, the principal end-use product for MTBE.

Petrochemicals - Sales volumes of ethylene and propylene increased by 27% and 19%, respectively. These increases are primarily attributable to increased output, stronger customer demand and the impact of additional olefins capacity acquired from BP Chemicals on June 30, 1999. In aromatics, sales volumes of benzene, paraxylene and cyclohexane rose by 18%, 13% and 12%, respectively. Average selling prices for all products rose in response to increases in feedstock prices. Ethylene, propylene, benzene and paraxylene prices were 35%, 56%, 47% and 40% higher, respectively. Sales revenues from feedstock trading fell by $193 million, mainly due to the cessation of crude oil trading following the Transaction.

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

Specialty Chemicals - While MDI and polyols benefited from increased sales volumes, this benefit was more than offset by a rise in prices for the major raw materials of MDI, benzene and chlorine. Gross profit on MDI and polyols decreased 18% and 26%, respectively. The price of benzene increased by 57% in the U.S. market and by 49% in the European market compared to the 1999 period. Gross profit also benefited from the increase in MTBE sales revenue.

Petrochemicals - The Petrochemicals gross profit increased by 98% due to additional volumes and improved contribution margins. The price increases for our main raw material, naphtha, were partially offset by our hedging activities. See "Item 7A - Quantitative And Qualitative Disclosures About Market Risks".

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

  Net income. Net income in 2000 increased by $27 million to $82 million from $55 million during 1999 as a result of the factors discussed above.

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

                                                                                           (Millions of Dollars)

                                                                                 1999 Pro Forma              1998 Pro Forma
                                                                            -----------------------   -------------------------
Specialty Chemicals sales                                                         $           1,855         $             1,691
Petrochemical sales                                                                           1,022                       1,029
Tioxide sales                                                                                   991                         951
                                                                            -----------------------   -------------------------
Total revenues                                                                                3,868                       3,671
Cost of goods sold                                                                            3,096                       3,014
                                                                            -----------------------   -------------------------
Gross profit                                                                                    772                         657
Selling, general, administrative, research and development expenses                             407                         419
                                                                            -----------------------   -------------------------
Operating income                                                                                365                         238
Interest expense, net                                                                           291                         291
Other income                                                                                      7                           9
                                                                            -----------------------   -------------------------

Net income (loss) before income taxes and minority interest                                      81                         (44)
Income tax expense                                                                               25                           5
Minority interests in subsidiaries                                                                1                           2
                                                                            -----------------------   -------------------------
Net income (loss)                                                                 $              55         $               (51)
                                                                            =======================   =========================


Depreciation and amortization                                                     $             193         $               177
                                                                            =======================   =========================


EBITDA(1)                                                                         $             565         $               424
Net reduction in corporate overhead allocation and insurance expenses                            11                          21
Impact of PO facility turnaround and inspection                                                   -                          19
Rationalization of TiO2 operations                                                                5                          17
                                                                            -----------------------   -------------------------
Adjusted EBITDA                                                                   $             581         $               481
                                                                            =======================   =========================

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

  Net income (loss). Net income (loss) in 1999 increased by $106 million to net income of $55 million from net loss of $51 million during 1998 as a result of the factors discussed above.

Liquidity and Capital Resources

 Liquidity

As of December 31, 2000, we had approximately $368 million available under our revolving credit facility and approximately $66 million in available cash balances. Huntsman International's senior secured credit facilities provide for borrowings of up to $1,922 million, including $400 million under a revolving facility. The credit facilities are secured by a first priority perfected lien on substantially all of our assets. As of December 31, 2000, we also had outstanding approximately $298 million of our 13.375% Senior Discount Notes and $298 million of our 8% Senior Subordinated Reset Discount Notes, and Huntsman International had outstanding $785 million of its 10-1/8% Senior Subordinated Notes. We also maintain $80 million of short-term overdraft facilities, of which $58 million was available as of December 31, 2000. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures. See "Item 1 -Business - Recent Events - Issuance of Eu200 Million Senior Subordinated Notes".

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

 Capital Expenditures

Capital expenditures for our businesses for the year ended December 31, 2000
were approximately $204.5 million.   In 2000, the largest single capital
expenditure was related to the capacity expansion program at our Geismar, Louisiana facility which was completed in the first quarter of 2000. In September 2000, we announced the construction of a new TiO2 manufacturing plant at our Greatham, U.K. facility. This new plant is expected to cost approximately $80 million and is scheduled to commence production in mid-2002. We estimate our total capital expenditures for 2001, including expenditures relating to environmental compliance, to be between $250 million and $285 million.

 Environmental Matters

The operations of any chemical manufacturing plant and the distribution of chemical products, and the related production of co-products and wastes, entail risk of adverse environmental effects, and therefore, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. The ultimate costs under environmental laws and the timing of such costs are difficult to predict; however, potentially significant expenditures could be required in order to comply with existing or future environmental laws, including any restrictions on MTBE. See "Item 1 - Business - Specialty Chemicals - MTBE Developments."

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

Board of Managers and Executive Officers

             Name                Age                               Position
-------------------------------------------------------------------------------------------------------
Jon M. Huntsman*                    63  Chairman of the Board of Managers and Manager
Jon M. Huntsman, Jr.*               40  Vice Chairman and Manager
Peter R. Huntsman*                  38  President, Chief Executive Officer and Manager
Charles Miller Smith                61  Manager
David Gee                           52  Manager
J. Kimo Esplin                      38  Executive Vice President and Chief Financial Officer
Thomas G. Fisher                    51  Executive Vice President - Tioxide
Michael J. Kern                     51  Executive Vice President - EH&S and Manufacturing Excellence
Robert B. Lence                     43  Executive Vice President, General Counsel and Secretary
Donald J. Stanutz                   50  Executive Vice President - Global Sales and Marketing
L. Russell Healy                    45  Senior Vice President and Finance Director
Karen H. Huntsman*                  62  Vice President
Curtis C. Dowd                      41  Vice President - Corporate Development
James A. Huffman*                   32  Vice President - Strategic Planning
Kevin J. Ninow                      37  Vice President - Petrochemicals Manufacturing
John B. Prows                       47  Vice President - Petrochemicals
Samuel D. Scruggs                   41  Vice President and Treasurer
Graham Thompson                     49  Vice President and Controller

*Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Jon M. Huntsman, Jr. and Peter R. Huntsman. James A. Huffman is a son-in-law of Jon M. Huntsman and Karen H. Huntsman and brother-in-law of Jon M. Huntsman, Jr. and Peter R. Huntsman.

Jon M. Huntsman is Chairman of the Board of Managers of both Huntsman International and Huntsman International Holdings. He has been Chairman of the Board of Directors of Huntsman Corporation and all Huntsman companies since he founded his first company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman Corporation and its affiliated companies from 1970 to 2000 and of Huntsman International and Huntsman International Holdings until 2000. In addition, Mr. Huntsman serves or has served on numerous corporate and industry boards, the Chemical Manufacturers Association and the American Polymers Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

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

Peter R. Huntsman is President, Chief Executive Officer and a Manager of both Huntsman International and Huntsman International Holdings. He also serves as President, Chief Executive Officer and a Director of Huntsman

Corporation. Previously, Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation. Mr. Huntsman also served as Vice President - Purchasing for Huntsman Polypropylene Corporation, and Senior Vice President and General Manager of Huntsman Polypropylene Corporation. Mr. Huntsman served as Chief Operating Officer of Huntsman International and Huntsman International Holdings from 1999 to 2000.

Charles Miller Smith is a Manager. Mr. Miller Smith also serves as Chairman of Imperial Chemical Industries PLC. He was appointed a Non-Executive Director in 1993 and an Executive Director in 1994, succeeding Sir Ronald Hampel as Chief Executive in 1995 and as Chairman with effect from April 1999. He was formerly a Director of Unilever PLC and is Deputy Chairman of Scottish Power PLC and a Non-Executive Director of HSBC Holdings PLC. He is also a member of the Board of Overseers of the Lemberg Programme, Brandeis University.

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

Thomas G. Fisher is Executive Vice President - Tioxide. Mr. Fisher also serves as Senior Vice President - Tioxide of Huntsman Corporation. Mr. Fisher has held several positions with Huntsman that have included the overall management for Huntsman's PO, maleic anhydride, ethylene oxide, ethylene glycol and butadiene businesses. Prior to joining Huntsman in 1994, Mr. Fisher served in a variety of management positions with Texaco Chemical Company.

Michael J. Kern is Executive Vice President - EH&S and Manufacturing Excellence. Mr. Kern serves as Senior Vice President - Manufacturing Excellence of Huntsman Corporation. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager - Jefferson County Operations from April 1993 until joining the Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

Robert B. Lence is Executive Vice President, General Counsel and Secretary. Mr. Lence also serves as Senior Vice President and General Counsel of Huntsman Corporation. Mr. Lence joined Huntsman in December 1991 from Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm, where he was a partner.

Donald J. Stanutz is Executive Vice President - Global Sales and Marketing. Mr. Stanutz also serves as Executive Vice President - Global Sales and Marketing of Huntsman Corporation. Mr. Stanutz has held several positions with Huntsman that have included the overall management for Huntsman's performance chemicals business, specialty polymers business and olefins, oxides and glycols business. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

L. Russell Healy is Senior Vice President and Finance Director. Mr. Healy also serves as Vice President - Finance of Huntsman Corporation. Previously, Mr. Healy served as Vice President, Tax for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte and Touche, LLP. Mr. Healy is a CPA and holds a masters degree in accounting.

Karen H. Huntsman is Vice President. Mrs. Huntsman performs an active role in all the Huntsman Corporation businesses and currently serves as an officer and/or board member for many of the Huntsman companies. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of

Regents. Previously, Mrs. Huntsman served on the board of directors of First Security Corporation. She also serves on the boards of directors of various other corporate and not-for-profit entities.

Curtis C. Dowd is Vice President - Corporate Development. Mr. Dowd also serves as Vice President - Corporate Development of Huntsman Corporation. Mr. Dowd previously served as Vice President and General Counsel of Huntsman Petrochemical Corporation from 1994 to 1998. From 1991 to 1994, Mr. Dowd was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Prior to attending law school, Mr. Dowd was a CPA with the accounting firm of Price Waterhouse for over six years.

James A. Huffman is Vice President. Mr. Huffman also serves as Vice President - Strategic Planning of Huntsman Corporation, a position which he has held since 1998. Prior to joining Huntsman in 1998, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director - New Business Development and Manager - Credit for Huntsman Packaging.

Kevin J. Ninow is Vice President - Petrochemicals Manufacturing. Mr. Ninow also serves as Vice President - European Petrochemicals of Huntsman Corporation and since joining Huntsman in 1989, Mr. Ninow has served in a variety of manufacturing and engineering positions including Vice President of Manufacturing, Plant Manager - Oxides and Olefins, Plant Manager-C4's, Operations Manager-C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

John B. Prows is Vice President - European Petrochemical Sales. Mr. Prows also serves as Vice President - European Petrochemical Sales of Huntsman Corporation and since joining Huntsman in 1994, Mr. Prows has served as Plant Manager - Polypropylene, Plant Manager - Polystyrene, and Operations Manager - Styrene Monomer. Previously, Mr. Prows worked for Dupont for 13 years in a number of management and engineering roles in polyethylene, PVC and other manufacturing processes.

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

All of the compensation of the named executive officers was paid entirely by Huntsman Corporation, our ultimate parent company, and we were charged a management overhead allocation with respect to this compensation. Compensation figures for these executive officers represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to us and to HSCC, our predecessor.

                           Summary Compensation Table

                                                                               Annual Compensation(1)
                                             -----------------------------------------------------------------------------------


Name and Principal                  Year           Salary              Bonus              Other                    All Other
Position                                                                                 Annual                 Compensation
                                                                                     Compensation (2)
-----------------------------   ----------   ----------------    ---------------   ------------------        -------------------
Jon M. Huntsman                       2000           $611,538         $        0                                        $ 71,590(3)
Chairman of the Board of              1999           $562,500         $1,594,583                                        $250,081(4)
 Managers and Manager                 1998           $ 66,000         $  375,000                                        $ 44,227(5)


Peter R. Huntsman                     2000           $548,077         $  125,000             $ 66,160(6)                $199,808(7)
 President, Chief                     1999           $375,000         $  600,544             $131,450(8)                $179,665(9)
  Executive Officer and               1998           $ 40,170         $   75,000                                        $ 11,595(10)
  Manager


Jon M. Huntsman, Jr.                  2000           $318,750         $  125,000                                        $ 27,200(11)
 Vice Chairman and                    1999           $225,000         $  413,044                                        $ 51,949(12)
  Manager                             1998           $ 32,156         $   60,000                                        $  9,216(13)

Donald J. Stanutz                     2000           $137,692         $        0             $ 93,176(14)               $ 17,000(15)
Executive Vice President(18)          1999           $187,500         $  187,500             $ 97,728(16)               $125,017(17)

Thomas J. Fisher                      2000           $265,000         $  100,000             $329,036(19)               $108,640(20)
Executive Vice President(23)          1999           $187,500         $  150,000             $ 81,552(21)               $106,259(22)

(1) All compensation for the named executive officers was paid entirely by Huntsman Corporation, our parent company; a charge for management overhead allocation for the fiscal year 2000, in the gross amount of $23,000,000 was paid by the Company to Huntsman Corporation, which payment included, among other things, a portion of the 2000 annual compensation shown on this table. Compensation figures for these executives represent a pro-rated percentage of Huntsman Corporation compensation attributable to services rendered to the Company and to HSCC, our predecessor.
(2) Any blank items in this column reflect perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3) Consists of an employer's 401(k) contribution of $1,360, an employer's contribution of $10,436 to the Supplemental 401(k) Plan, an employer's contribution of $5,440 to the Money Purchase Plan, an employer's contribution of $43,483 to the Supplemental Money Purchase Plan, and an employer's contribution of $10,871 to an unfunded deferred compensation plan known as the Equity Deferral Plan.
(4) Consists of an employer's 401(k) contribution of $39,141, an employer's money purchase contribution of $164,065, and an employer's contribution of $46,875 to the Equity Deferral Plan.
(5) Consists of an employer's 401(k) contribution of $8,845 and an employer's money purchase contribution of $35,382.
(6) Payment of $66,160 for living expenses.
(7) Consists of an employer's 401(k) contribution of $1,700, an employer's contribution of $9,262 to the Supplemental 401(k) Plan, an employer's contribution of $6,800 to the Money Purchase Plan, an employer's contribution of $57,046 to the Supplemental Money Purchase Plan and an employer's contribution of $125,000 to the Equity Deferral Plan.

(8) Perquisites and other personal benefits in the amount of $131,450 were provided for the named executive officer, including moving expenses of $58,367 and a relocation payment of $71,002.
(9) Consists of an employer's 401(k) contribution of $14,183, an employer's money purchase contribution of $71,732 and an employer's contribution of $93,750 to the Equity Deferral Plan.
(10) Consists of an employer's 401(k) contribution of $2,319 and an employer's money purchase contribution of $9,276.
(11) Consists of an employer's 401(k) contribution of $1,700, an employer's contribution of $6,800 to the Money Purchase Plan and an employer's contribution of $18,700 to the Supplemental Money Purchase Plan.
(12) Consists of an employer's 401(k) contribution of $3,410 and an employer's money purchase contribution of $48,539.
(13) Consists of an employer's 401(k) contribution of $1,843 and an employer's money purchase contribution of $7,373.
(14) Perquisites and other personal benefits in the amount of $93,176, including a payment of $47,392 for housing accommodations, a foreign service payment of $27,071 as a cost of living adjustment for working abroad and $18,713 for automobile expenses.
(15) Consists of an employer's 401(k) contribution of $3,400 and an employer's money market purchase contribution of $13,600.
(16) Perquisites and other personal benefits equal to $97,728 were provided for the named executive officer, including moving expenses of $50,672 and a relocation payment of $28,770.
(17) Consists of an employer's 401(k) contribution of $3,254, an employer's money purchase contribution of $28,013 and an employer's contribution of $93,750 to the Equity Deferral Plan.
(18) Mr. Stanutz joined the Company in 1999.
(19) Perquisites and other personal benefits in the amount of $329,036, including $ 2,727 for moving expenses, a payment of $153,137 for housing accommodations, a $27,071 foreign service payment, $9,540 for automobile expenses and $136,561 for tax reimbursements.
(20) Consists of an employer's 401(k) contribution of $3,400, an employer's contribution of $2,000 to the Supplemental 401(k) Plan, an employer's money market purchase contribution of $13,600, an employer's contribution of $16,034 to the Supplemental Money Purchase Plan and an employer's contribution of $73,606 to the Equity Deferral Plan.
(21) Perquisites and other personal benefits in the amount of $71,433, including moving expenses of $28,057 and a relocation payment of $17,500.
(22) Consists of an employer's 401(k) contribution of $4,673, an employer's money purchase contribution of $24,952 and an employer's contribution of $76,634 to the Equity Deferral Plan.
(23) Mr. Fisher joined the Company in 1999.

The following table shows the estimated annual benefits payable under the Huntsman Corporation's tax-qualified benefit pension plan (the "Huntsman Corporation Pension Plan") and supplemental pension plan ("SERP") in specified final average earning and years-of-service classification.

                     Huntsman Corporation Pension Plans Table

Final Average          Years of Benefit Service at Retirement
Compensation       5       10       15       20       25       30       35       40
$400,000      30,000   60,000   90,000  120,000  150,000  180,000  210,000  240,000
$425,000      31,900   63,800   95,600  127,500  159,400  191,300  223,100  255,000
$450,000      33,800   67,500  101,300  135,000  168,800  202,500  236,300  270,000
$475,000      35,600   71,300  106,900  142,500  178,100  213,800  249,400  285,000
$500,000      37,500   75,000  112,500  150,000  187,500  225,000  262,500  300,000
$525,000      39,400   78,800  118,100  157,500  196,900  236,300  275,600  315,000
$550,000      41,300   82,500  123,800  165,000  206,300  247,500  288,800  330,000
$575,000      43,100   86,300  129,400  172,500  215,600  258,800  301,900  345,000
$600,000      45,000   90,000  135,000  180,000  225,000  270,000  315,000  360,000
$625,000      46,900   93,800  140,600  187,500  234,400  281,300  328,100  375,000
$650,000      48,800   97,500  146,300  195,000  243,800  292,500  341,300  390,000
$675,000      50,600  101,300  151,900  202,500  253,100  303,800  354,400  405,000
$700,000      52,500  105,000  157,500  210,000  262,500  315,000  367,500  420,000
$725,000      54,400  108,800  163,100  217,500  271,900  326,300  380,600  435,000
$750,000      56,300  112,500  168,800  225,000  281,300  337,500  393,800  450,000
$775,000      58,100  116,300  174,400  232,500  290,600  348,800  406,900  465,000
$800,000      60,000  120,000  180,000  240,000  300,000  360,000  420,000  480,000

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

Stanutz and Thomas J. Fisher were participants in the Huntsman Corporation Pension Plan in 2000. For the foregoing named executive officers, covered compensation under this plan consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 2000 plan year, no more than $170,000 in compensation be considered for the calculation of retirement benefits under the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $135,000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security as described above.

The SERP is a nonqualified supplemental pension plan for designated executive officers that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Corporation Pension Plan. Messrs. Jon M. Huntsman, Peter R. Huntsman, Jon M. Huntsman, Jr., Donald J. Stanutz and Thomas J. Fisher were participants in the SERP in 2000. The compensation amounts taken into account for these named executive officers under the SERP include bonuses (as reflected in the "Bonus" columns of the Summary Compensation Table) and base salary in excess of the qualified plan limitations. The SERP benefit is calculated as the difference between (1) the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary as limited by federal regulations.

The number of completed years of credited service as of December 31, 2000 under the Huntsman Corporation Pension Plan and SERP for the named executive officers participating in the plans were 30, 17, 17, 27 and 28 years for Messrs. Jon M. Huntsman, Peter R. Huntsman, Jon M. Huntsman Jr., Donald J. Stanutz and Thomas
J. Fisher, respectively.

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

November 2000 Agreements with HSCC and ICI

 Sale of Equity Interests in Holdings

On November 2, 2000, ICI entered into agreements with HSCC, our company and Huntsman International, under which ICI has an option to transfer to HSCC or its permitted designated buyers, and HSCC or its permitted designated buyers have a right to buy, our membership interests that are indirectly held by ICI for $365 million plus interest from November 30, 2000 until the completion of such sale. ICI's sale of those membership interests is subject to regulatory approval, receipt of necessary third party consents, the completion by ICI of an offering of our Senior Subordinated Reset Discount Notes held by ICI, which condition may be waived by ICI, and other standard conditions. Additionally, ICI may only exercise its option to transfer the membership interests to HSCC between April 2001 and July 2001. See "Description of Put and Call Options".

In addition, and in the event that ICI completes the transfer of our membership interests as described above, the affiliates of The Goldman Sachs Group who collectively own a 1.1% membership interest in our company have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 30, 2000 until the completion of such sale.

ICI has further agreed with us on new contractual terms with respect to ICI's obligation to transfer its interests in Nippon Polyurethane Industry Co. Ltd. Holdings and ICI have also agreed to settle certain indemnification matters in relation to ICI and Holdings has agreed to pay a portion of the costs of an offering by ICI of our Senior Subordinated Reset Discount Notes held by ICI. See "Amendment of Indenture Governing Our Senior Subordinated Reset Discount
Notes".   Furthermore, ICI and our company agreed to finalize other ancillary agreements contemplated by the contribution agreement in 1999 under which we acquired certain businesses of ICI and to enter into additional agreements in order to resolve other issues outstanding since our transaction with ICI in 1999.

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

Under the terms of an agreement between HSCC and BT Capital Investors, L.P., J.P. Morgan Partners (BHCA), L.P., GS Mezzanine Partners, L.P. and GSMP (HICI), Inc., each of these institutional investors has the right to require HSCC to purchase their respective membership interests in our company contemporaneously with any exercise of the HSCC and ICI put and call arrangements, except as described below. In addition, each such institutional investor has the right to require HSCC to purchase its membership interest in our company at any time after June 30, 2004. Each such institutional investor also has an option to require HSCC to purchase its membership interest in our company following the occurrence of a change of control of our company or Huntsman Corporation. HSCC has the option to purchase all outstanding membership interests owned by the institutional investors at any time after June 30, 2006. The exercise price for each of these put and call options will be the value of our business as agreed between HSCC and the institutional investors or as determined by a third party at the time of the exercise of the put or call option. If HSCC, having used commercially reasonable efforts, does not purchase such membership interests, the selling institutional investor will have the right to require us to register such membership interests for resale under the Securities Act of 1933, as amended.

In addition, and in the event that ICI completes the transfer of its membership interests in Holdings pursuant to our November 2000 transaction with ICI, GS Mezzanine Partners, L.P. and GSMP (HICI), Inc., who collectively own a 1.1% membership interest in our company, have agreed to transfer those interests to HSCC, or its designee, in exchange for approximately $13.5 million plus interest from November 30, 2000 until the completion of such sale. Furthermore, BT Capital and J.P. Morgan Partners have waived their rights, subject to certain conditions, to require HSCC to purchase their respective membership interests in our company in connection with the exercise of a put or call arrangement on or before July 30, 2001.

We expect that HSCC, together with Huntsman Corporation, will use the proceeds received from Bain Capital, Inc. to finance the purchase of our membership interests held by ICI and The Goldman Sachs Group. See "Item 1 -Business - Recent Events - Proposed Investment by Bain Capital in Huntsman Corporation". In addition, our November 2000 arrangements with ICI and the other holders of membership interests permit our subsidiaries to provide only up to $70 million of the purchase price for such membership interests.

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

Tioxide Business

 Supply Agreement with ICI Paints

We have an existing agreement with the paints business of ICI to supply TiO2.
At the current level of commitment, we supply approximately 60,000 tonnes of TiO2 per year at market prices. We have revised and extended the agreement to ensure that it remains consistent with developments in the market. The revised agreement expires no earlier than December 31, 2003 upon at least twelve months' notice. In 2000, ICI spent approximately $98 million under this agreement.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

     1.   Consolidated Financial Statements:
          See Index to Consolidated Financial Statements on page F-1

     2.   Financial Statement Schedule:
          See Index to Consolidated Financial Statements on page F-1

     3.   Description of Exhibits

     3.1 Certificate of Formation of Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-88057))

     3.2 Amended and Restated Limited Liability Company Agreement of Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) dated June 30,

          1999 (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4 (File No. 333-88057))

     3.3 Certificate of Amendment to Certificate of Formation of Huntsman ICI Holdings LLC***

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

     4.3 First Amendment, dated January 5, 2000, to Indenture dated as of June 30, 1999 among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-4 (File No. 333-88057))

     10.1 Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-88057))

     10.2 Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-88057))

     10.3 Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-88057))

     10.4 Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-88057))

     10.5 Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-88057))

     10.6 Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-88057))

     10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-88057))

     10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-88057))

     10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-88057))

     10.10 Amended and Restated Indenture, dated as of November 17, 2000, between Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Bank One, N.A., as Trustee, relating to the 8% Senior Subordinated Reset Discount Notes due 2009.

     10.11 Form of certificate of 8% Senior Subordinated Discount due 2009 (included in Exhibit A to Exhibit 10.10)

     10.12 Indenture, dated as of June 30, 1999, among Huntsman Internation LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009. (incorporated by reference to Exhibit
           10.12 to our registration statement on Form S-4 (File No. 333-88057))

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

            (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))*

     10.18 Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited**, ***

     10.19 Supply Agreement, dated April 13, 1999, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-88057))*

     10.20 Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1999, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited**, ***

     10.21 First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999***

     10.22 Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999***

     10.23 Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000***

     10.24 Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee***

     10.25 Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee***

     10.26 Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc, Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as

            Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor***

     10.27 U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels L.P., each as a Seller and an Originator***

     10.28 Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer***

     10.29 U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (UK) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer***

     21.1   Subsidiaries of Huntsman International Holdings LLC***


* Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

** Portions of this document have been omitted and previously filed separately with the SEC pursuant to requests for confidential treatment pursuant to Rule 406 of the Securities Act and Rule 24b-2 of the Exchange Act.

*** Previously filed as an exhibit to Registrant's Form 10-K, filed on March 21, 2001 (File No. 333-88057).

(b) The Company filed no reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntsman International Holdings LLC has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Everberg, Country of Belgium, on the 25th day of April, 2001.


                                  Huntsman International Holdings LLC



                                  By:     /s/ J. Kimo Esplin
                                     ---------------------------------
                                              J. Kimo Esplin
                                     Executive Vice President and Chief
                                             Financial Officer

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

Consolidated Statement of Equity for the Year Ended December 31, 2000 and Six
Months Ended December 31, 1999; and the Six Months Ended June 30, 1999 and the
Year Ended December 31, 1998, (Predecessor Company)..................................................   F-6

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

     The financial statements of (1) Huntsman International Holdings LLC, formerly known as Huntsman ICI Holdings LLC, as of and for the year ended December 31, 2000, (2) Huntsman International Holdings LLC as of and for the six month period ended December 31, 1999, (3) Huntsman Specialty Chemicals Corporation ("HSCC") for the six months ended June 30, 1999 and as of and for the year ended December 31, 1998 have been audited by the Company's independent accountants Deloitte & Touche LLP. Their report is shown on page F-3.

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

                         INDEPENDENT AUDITORS' REPORT


To the Board of Managers and Members of
Huntsman International Holdings LLC


     We have audited the accompanying consolidated balance sheets of Huntsman International Holdings LLC and Subsidiaries, formerly Huntsman ICI Holdings LLC (the "Company"), formerly Huntsman Specialty Chemicals Corporation (the "HSCC Predecessor Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year ended December 31, 2000 and the six months ended December 31, 1999; and the six months ended June 30, 1999, and the year ended December 31, 1998 (HSCC Predecessor Company operations). Our audits also included the financial statement schedule listed in the table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 16, 2001, except for Note 19,
  as to which the date is March 13, 2001.

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Millions of Dollars)

                                                                         December 31,                      December 31,
                                                                             2000                              1999
                                                                        --------------                    --------------
ASSETS

Current assets:
    Cash and cash equivalents                                           $         66.1                    $        138.9
    Accounts and notes receivables (net of allowance
        for doubtful accounts of $10.6 and $9.5, respectively)                   553.9                             629.4
    Inventories                                                                  496.4                             381.3
    Prepaid expenses                                                              15.2                              18.2
    Deferred income taxes                                                          0.9                              12.9
    Other current assets                                                          69.6                              48.2
                                                                        --------------                    --------------
        Total current assets                                                   1,202.1                           1,228.9

Property, plant and equipment, net                                             2,703.9                           2,681.2
Investment in unconsolidated affiliates                                          156.7                             163.9
Intangible assets, net                                                           397.2                             355.9
Other noncurrent assets                                                          318.0                             348.6
                                                                        --------------                    --------------
        Total assets                                                    $      4,777.9                    $      4,778.5
                                                                        ==============                    ==============


LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                                    $        313.3                    $        338.7
    Accrued liabilities                                                          517.0                             337.7
    Current portion of long-term debt                                              7.5                              51.7
    Other current liabilities                                                     33.7                              44.1
                                                                        --------------                    --------------
        Total current liabilities                                                871.5                             772.2

Long-term debt                                                                 2,911.8                           2,951.6
Deferred income taxes                                                            332.1                             365.4
Other noncurrent liabilities                                                     131.8                             116.2
                                                                        --------------                    --------------
         Total liabilities                                                     4,247.2                           4,205.4
                                                                        --------------                    --------------

Minority interests                                                                 9.6                               8.0
                                                                        --------------                    --------------


Equity:
     Members' equity, 1,000 units                                                518.1                             518.1
     Retained earnings                                                           123.7                              49.7
     Accumulated other comprehensive loss                                       (120.7)                             (2.7)
                                                                        --------------                    --------------
       Total equity                                                              521.1                             565.1
                                                                        --------------                    --------------
       Total liabilities and equity                                     $      4,777.9                    $      4,778.5
                                                                        ==============                    ==============


          See accompanying notes to consolidated financial statements

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income
                             (Millions of Dollars)

                                                                                       HSCC Predecessor Company
                                                                                   --------------------------------
                                                                                    Six Months          Year Ended
                                        Year Ended         Six Months Ended            Ended           December 31,
                                     December 31, 2000     December 31, 1999       June 30, 1999           1998
                                     -----------------     -----------------       -------------       ------------
Revenues:
     Trade sales and services        $         3,940.8     $         1,704.5       $       134.0       $      253.2
     Related party sales                         464.5                 269.5                29.0               33.0
     Tolling fees                                 42.6                  23.3                29.0               52.5
                                     -----------------     -----------------       -------------       ------------
          Total revenues                       4,447.9               1,997.3               192.0              338.7
Cost of goods sold                             3,705.4               1,602.0               134.1              276.6
                                     -----------------     -----------------       -------------       ------------
Gross profit                                     742.5                 395.3                57.9               62.1

Expenses:
     Selling, general and
           administrative                        270.2                 153.3                 3.3                4.8
     Research and development                     59.3                  43.7                 2.0                3.0
                                     -----------------     -----------------       -------------       ------------
          Total expenses                         329.5                 197.0                 5.3                7.8
                                     -----------------     -----------------       -------------       ------------
Operating income                                 413.0                 198.3                52.6               54.3

Interest expense                                 297.8                 138.1                18.3               40.9
Interest income                                    4.9                   2.2                 0.3                1.0
Loss on sale of accounts receivable                1.9                     -                   -                  -
Other income (expense)                            (3.2)                  6.5                   -                0.8
                                     -----------------     -----------------       -------------       ------------
Income before income taxes                       115.0                  68.9                34.6               15.2
Income tax expense                                30.2                  18.2                13.1                5.8
Minority interests in subsidiaries                 2.8                   1.0                   -                  -
                                     -----------------     -----------------       -------------       ------------
Net income                                        82.0                  49.7                21.5                9.4
Preferred stock dividends                            -                     -                 2.2                4.2
Net income  available to common
        equity holders                            82.0                  49.7                19.3                5.2
Other comprehensive loss -
        foreign currency
         translation                            (118.0)                 (2.7)                  -                  -
         adjustments
                                     -----------------     -----------------       -------------       ------------
Comprehensive income (loss)          $           (36.0)    $            47.0       $        19.3       $        5.2
                                     =================     =================       =============       ============

          See accompanying notes to consolidated financial statements

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                       Consolidated Statements of Equity
                             (Millions of Dollars)


                                              Common stock/                                        Accumulated
                                             Members' equity          Additional                     Other
                                        -------------------------      Paid-in       Retained     Comprehensive
                                        Shares/Units      Amount       Capital       Earnings        Income          Total
                                        ------------     --------     ----------     --------     -------------     -------
HSCC Predecessor Company:
Balance , January 1, 1998                      2,500                  $     25.0     $    0.4                       $  25.4
Net income                                                                                9.4                           9.4
Dividends accrued on
 mandatorily redeemable
  preferred stock                                                                        (4.2)                         (4.2)
                                        ------------     --------     ----------     --------     -------------     -------
Balance, December 31, 1998                     2,500            -           25.0          5.6                 -        30.6

Net income                                                                               21.5                          21.5
Dividends accrued on
 mandatorily redeemable
  preferred stock                                                                        (2.2)                         (2.2)
                                        ------------     --------     ----------     --------     -------------     -------
Balance, June 30, 1999                         2,500     $      -     $     25.0     $   24.9     $           -     $  49.9
                                        ============     ========     ==========     ========     =============     =======

Huntsman International Holdings:
Transfer of Huntsman Specialty
 Chemicals Corp. assets and
 liabilities at book value                       600     $  528.1                                                   $ 528.1
Contribution of Imperial Chemical
 Industries PLC assets and
 liabilities at fair value                       300        520.0                                                     520.0
Transfer of cash from equity
 investors                                       100         90.0                                                      90.0
Distribution to Members                                    (620.0)                                                   (620.0)
Net income                                                                           $   49.7                          49.7
Foreign currency translation
 adjustments                                                                                      $        (2.7)       (2.7)
                                        ------------     --------     ----------     --------     -------------     -------
Balance, December 31, 1999                     1,000        518.1              -         49.7              (2.7)      565.1

Distribution to HSCC                                                                     (8.0)                         (8.0)
Net income                                                                               82.0                          82.0
Foreign currency translation
 adjustments                                                                                             (118.0)     (118.0)
                                        ------------     --------     ----------     --------     -------------     -------
Balance, December 31, 2000                     1,000     $  518.1     $        -     $  123.7     $      (120.7)    $ 521.1
                                        ============     ========     ==========     ========     =============     =======

          See accompanying notes to consolidated financial statements

             HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Millions of Dollars)

                                                                                                   HSCC Predecessor Company
                                                                                              ---------------------------------
                                                         Year Ended      Six Months Ended     Six Months Ended      Year Ended
                                                        December 31,        December 31,          June 30,         December 31,
                                                            2000               1999                 1999               1998
                                                        ------------     ----------------     ----------------     ------------
Cash Flows From Operating Activities:
Net income                                              $       82.0     $           49.7     $           21.5     $        9.4
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Equity in earnings of investment in
     unconsolidated  affiliates                                 (0.1)                (0.1)
  Minority interests in subsidiaries                             2.8                  1.0
  Gain on foreign currency transactions                         (8.2)                (5.0)
  Depreciation and amortization                                214.3                104.2                 15.5             30.5
  Deferred income taxes                                          6.3                 11.0                  3.6              5.8
  Proceeds from initial sale of receivables                    175.0
  Interest on subordinated note                                 70.5                 31.9                  3.0              7.1
  Changes in operating assets and liabilities -
     net of effects of acquisitions:
     Accounts and notes receivables                           (104.5)               (38.3)                (6.1)            (1.5)
     Inventories                                              (118.9)               (21.9)                (5.7)             3.4
     Prepaid expenses                                            0.3                (15.4)
     Other current assets                                      (13.8)                 4.6                  0.9              0.1
     Accounts payable                                          (27.1)                11.9                 (3.4)             2.0
     Accrued liabilities                                       182.4                119.3
     Other current liabilities                                 (28.4)                 4.5                 10.0              3.7
     Other noncurrent assets                                   (52.0)               (17.3)                 0.6            (14.3)
     Other noncurrent liabilities                               30.9                 16.1
                                                        ------------     ----------------     ----------------     ------------
Net cash provided by operating activities                      411.5                256.2                 39.9             46.2
                                                        ------------     ----------------     ----------------     ------------

Investing activities:
Purchase of businesses from ICI, net of cash
     acquired                                                                    (2,244.8)
Purchase of business from BP Chemicals,
     Limited                                                                       (116.6)
Acquisition of other businesses                               (149.6)
Cash received from unconsolidated affiliates                     7.5                  2.5
Investment in unconsolidated affiliates                                              (1.7)
Advances to unconsolidated affiliates                           (9.0)               (26.5)
Capital expenditures                                          (204.5)              (131.8)                (4.0)           (10.4)
                                                        ------------     ----------------     ----------------     ------------
Net cash used in investing activities                         (355.6)            (2,518.9)                (4.0)           (10.4)
                                                        ------------     ----------------     ----------------     ------------

Financing activities:
Borrowings under senior credit facilities                        8.0              1,692.5
Issuance of senior subordinated notes                                               806.3
Issuance of senior discount notes                                                   242.7
Issuance of senior subordinated discount notes                                      265.3
Proceeds from other long-term debt                                                    1.0
Repayment of long-term debt                                   (131.0)                                    (34.4)           (43.3)
Debt issuance costs                                                                 (76.4)
Cash contributions by equity investors                                               90.0
Cash distribution to members                                    (8.0)              (620.0)
                                                        ------------     ----------------     ----------------     ------------
Net cash provided by (used in) financing activities           (131.0)             2,401.4                (34.4)           (43.3)
                                                        ------------     ----------------     ----------------     ------------

                                                                                                   HSCC Predecessor Company
                                                                                              ---------------------------------
                                                         Year Ended      Six Months Ended     Six Months Ended      Year Ended
                                                        December 31,        December 31,          June 30,         December 31,
                                                            2000               1999                 1999               1998
                                                        ------------     ----------------     ----------------     ------------
Effect of exchange rate changes on cash                          2.3                  0.2                    -                -
                                                        ------------     ----------------     ----------------     ------------
Increase (decrease) in cash and cash equivalents               (72.8)               138.9                  1.5             (7.5)
Cash and cash equivalents at beginning of
   period                                                      138.9                    -                  2.6             10.1
                                                        ------------     ----------------     ----------------     ------------
Cash and cash equivalents at end of period              $       66.1     $          138.9     $            4.1     $        2.6
                                                        ============     ================     ================     ============

Non-Cash Financing and Investing Activities:
   Non-cash capital contribution by ICI                 $          -     $          520.0

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

The cash sources to finance the above transactions are summarized as follows (in millions):

        Senior secured credit facilities of Huntsman International     $1,683
        Senior subordinated notes of Huntsman International               807
        Senior discount notes of the Company                              243
        Senior subordinated discount notes of the Company
           ($265 million accreted value)                                  224
        Cash equity from institutional investors                           90
                                                                       ------
                 Total cash sources                                    $3,047
                                                                       ======

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

The allocation of the purchase price is summarized as follows (in millions):

        Current assets                                          $     970.2
        Plant and equipment                                         2,232.5
        Investments in unconsolidated affiliates                      192.7
        Intangible assets (patents, technology, non-
           compete agreements)                                        206.5
        Other assets                                                  292.4
        Liabilities assumed                                        (1,020.8)
                                                                -----------
           Total                                                $   2,873.5
                                                                ===========

The total consideration paid to BP Chemicals was allocated to tangible assets, primarily property and equipment.

The following unaudited pro forma data (in millions) has been prepared assuming that the transaction (excluding the acquisition of 20% of the Wilton olefins facility from BP Chemicals) and related financing were consummated at the beginning of each period.

                                                Year Ended December 31,
                                                   1999         1998
                                                ----------   ----------
        Revenues                                $    3,868   $   3,671
        Net income (loss)                               54         (51)


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

Cash paid for interest and income taxes are as follows (in millions):

                                                                         HSCC Predecessor Company
                                                                      -------------------------------
                                 Year Ended      Six Months Ended       Six Months        Year Ended
                                December 31,        December 31,      Ended June 30,     December 31,
                                    2000               1999                1999              1998
                                ------------     ----------------     --------------     ------------
Cash paid for interest          $      234.6     $           62.7     $         12.4     $       33.0
Cash paid for income taxes              22.0                  9.8                  -                -

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

Preferred Stock

During 1997, HSCC acquired its propylene oxide and methyl/tertiary butyl ether business from Texaco, Inc. In conjunction with this acquisition, HSCC issued preferred stock to Texaco with an aggregate liquidation preference of $65 million. The preferred stock has a cumulative dividend rate of 5.5%, 6.5% or a combination thereof of the liquidation preference per year, which is adjusted on April 15th of each year, based on HSCC's cash flow in the previous year. During 1998, $35 million of the preferred stock accrued dividends at the rate of 6.5% while $30 million of the preferred stock accrued dividends at the rate of 5.5%. Unpaid cumulative dividends will compound at a rate of 5.5% or 6.5% and are payable commencing July 15, 2002. The preferred stock and its obligations including unpaid cumulative dividends were not transferred to the Company.

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

3.   Inventories

Inventories consist of the following (in millions):

                                        December 31, 2000     December 31, 1999
                                        -----------------     -----------------
        Raw Materials                   $           149.5     $            97.8
        Work in progress                             22.8                  20.6
        Finished goods                              302.5                 225.6
                                        -----------------     -----------------
           Total                                    474.8                 344.0
        Materials and supplies                       21.6                  37.3
                                        -----------------     -----------------
           Net                          $           496.4     $           381.3
                                        =================     =================

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

4.   Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

                                        December 31, 2000     December 31, 1999
                                        -----------------     -----------------
        Land                            $            35.3     $            37.1
        Buildings                                   117.6                 109.9
        Plant and equipment                       2,673.6               2,399.1
        Construction in progress                    176.3                 266.4
                                        -----------------     -----------------
             Total                                3,002.8               2,812.5
        Less accumulated depreciation              (298.9)               (131.3)
                                        -----------------     -----------------
             Net                        $         2,703.9     $         2,681.2
                                        =================     =================

5.   Investments in Unconsolidated Affiliates

The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

                                                December 31, 2000     December 31, 1999
                                                -----------------     -----------------
        Louisiana Pigment Company, L.P. (50%)   $           151.1     $           158.7
        Rubicon, Inc. (50%)                                   4.5                   4.3
        Others                                                1.1                   0.9
                                                -----------------     -----------------
             Total                              $           156.7     $           163.9
                                                =================     =================

Summarized approximate financial information of such affiliated companies as a group as of December 31, 2000 and 1999 and for the years then ended is presented below (in millions):

                                        December 31, 2000     December 31, 1999
                                        -----------------     -----------------
        Assets                          $           660.1     $           564.5
        Liabilities                                 334.9                 238.5
        Revenues                                    763.4                 537.7
        Net income                                    0.4                   0.4
        The Company's equity in:
             Net assets                             156.7                 163.0
             Net income                               0.1                   0.2


6.   Intangible Assets

Intangible assets, net of accumulated amortization consist of the following (in millions):

                                                December 31, 2000     December 31, 1999
                                                -----------------     -----------------
        Patents, trademarks, and technology     $           323.4     $           269.6
        Debt issuance costs                                  79.2                  77.6
        Non-compete agreements                               50.1                  46.3
        Other agreements                                     12.7                     -
        Goodwill                                              6.8                     -
                                                -----------------     -----------------
             Total                                          472.2                 393.5
        Accumulated amortization                            (75.0)                (37.6)
                                                -----------------     -----------------
             Net                                $           397.2     $           355.9
                                                =================     =================

7.   Other Noncurrent Assets

Other noncurrent assets consist of the following (in millions):

                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------
        Prepaid pension assets            $           190.9   $           176.4
        Capitalized turnaround expense                 14.2                10.5
        Prepaid insurance                               4.3                 8.5
        Advances to and receivables from
            affiliates                                 55.0               123.9
        Spare parts inventory                          32.7                23.9
        Other noncurrent assets                        20.9                 5.4
                                          -----------------   -----------------
             Total                        $           318.0   $           348.6
                                          =================   =================

8.   Accrued Liabilities

Accrued liabilities consist of the following (in millions):

                                                December 31, 2000   December 31, 1999
                                                -----------------   -----------------
        Raw materials and services              $           261.8   $           128.7
        Interest                                             48.3                50.1
        Taxes (income, property and VAT)                     51.2                27.6
        Payroll, severance and related costs                 44.9                40.8
        Volume and rebates                                   46.8                24.1
        Other miscellaneous accruals                         64.0                66.4
                                                -----------------   -----------------
             Total                              $           517.0   $           337.7
                                                =================   =================

9.   Securitization of Accounts Receivable

On December 21, 2000, the Company initiated a revolving securitization program under which certain trade receivables were and will be transferred to a special purpose entity. During December 2000, the Company securitized approximately $314.8 million of its receivables under this program. The Company will receive annual servicing fees as compensation for servicing the outstanding receivable balances. The Company's retained interests are subordinate to investor's interests. The value of these retained interests are subject to credit and interest rate risk related to the transferred receivables. During 2000, the Company recorded a loss of approximately $2 million related to this program.

The table below presents key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions at December 31, 2000 (in millions):

Carrying amount of retained interests                      $72.8
Weighted average life span (in months)                       2.0
Expected credit losses (annual rate)                         1.0%
  Impact on fair value of 10% adverse change    less than  $ 0.1
  Impact on fair value of 20% adverse change    less than  $ 0.1
Residual cash flows discount rate (annual)                   9.7%
  Impact on fair value of 10% adverse change               $ 0.1
  Impact on fair value of 20% adverse change               $ 0.3

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

The table below summarizes certain cash flow information under this program (in millions):

  Proceeds from initiation of the program           $175.0
  Proceeds from collections reinvested                19.1
  Servicing fees received                              -
  Cash flows received on interests retained            -

10.  Long-term Debt

Long-term debt outstanding as of December 31, 2000 and 1999 is as follows (in millions):

                                                December 31, 2000       December 31, 1999
                                                -----------------       -----------------
        Senior Secured Credit Facilities:
          Revolving loan facility               $            32.3       $            24.3
          Term A dollar loan                                195.6                   240.0
          Term A euro loan (in U.S. dollar
             equivalent)                                    218.5                   290.7
          Term B loan                                       553.7                   565.0
          Term C loan                                       553.7                   565.0
        Senior Subordinated Notes                           785.3                   800.9
        Senior Discount Notes                               242.7                   242.7
        Senior Subordinated Discount Notes                  265.3                   265.3
          Less discount                                     (24.4)                  (34.7)
        Accrued interest on Discount Notes                   85.2                    25.0
        Other long-term debt                                 11.4                    19.1
                                                -----------------       -----------------
          Subtotal                                        2,919.3                 3,003.3
        Less current portion                                 (7.5)                  (51.7)
                                                -----------------       -----------------
           Total                                $         2,911.8       $         2,951.6
                                                =================       =================

The Senior Secured Credit Facilities will allow the Company to borrow up to an aggregate of $1,921.5 million comprised as follows (in millions):

                                                December 31, 2000       December 31, 1999
                                                -----------------       -----------------
        Revolving loan facility                 $           400.0       $           400.0
        Term A dollar loan                                  195.6                   240.0
        Term A euro loan (in U.S. dollar
           equivalent)                                      218.5                   290.7
        Term B loan                                         553.7                   565.0
        Term C loan                                         553.7                   565.0
                                                -----------------       -----------------
            Total                               $         1,921.5       $         2,060.7
                                                =================       =================

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

11.  Income Taxes

The provision for income taxes consists of the following (in millions):

                                                    HSCC Predecessor Company
                                                  -----------------------------
                 Year Ended   Six Months Ended      Six Months      Year Ended
                December 31,     December 31,     Ended June 30,   December 31,
                    2000             1999              1999            1998
                ---------------------------------------------------------------
U.S.:
    Current     $        0.4   $            0.4   $            -   $          -
    Deferred               -                  -             13.1            5.8
Foreign:
    Current             23.5                6.8                -              -
    Deferred             6.3               11.0                -              -
                ---------------------------------------------------------------
Total           $       30.2   $           18.2   $         13.1   $        5.8
                ===============================================================

The following schedule reconciles the differences between the United States federal income taxes at the United State statutory rate to the Company's provision for income taxes (in millions):

                                                                                    HSCC Predecessor Company
                                                                                  -----------------------------
                                                 Year Ended   Six Months Ended      Six Months      Year Ended
                                                December 31,     December 31,     Ended June 30,   December 31,
                                                   2000             1999              1999            1998
                                                ---------------------------------------------------------------
Income taxes at U.S. federal
  statutory rate                                $        0.4   $           24.1   $         12.1   $        5.3
Loss (income) not subject to U.S.                        9.4
  federal income tax                                                       (9.1)               -              -
State income taxes                                       0.3                0.4              0.2            0.1
Foreign country incentive tax
  benefits                                             (13.3)              (7.2)               -              -
Foreign country currency exchange
  gain (loss)                                           (4.4)               6.1                -              -
Foreign income tax rate in excess of
  federal statutory rate                                 0.4                0.6                -              -
Other                                                   (2.5)               3.3              0.8            0.4
                                                ---------------------------------------------------------------
Total provision  income taxes                   $       30.2   $           18.2   $         13.1   $        5.8
                                                ===============================================================
Effective income tax rate                                26%                26%              38%            38%

The components of deferred tax assets and liabilities are as follows (in millions):

                                                            December 31, 2000               December 31, 1999
                                                        -----------------------------------------------------------
                                                         Current         Long-term       Current         Long-Term
                                                        -----------------------------------------------------------
Deferred income tax assets:
  Net operating loss carryforwards                      $               $      81.6     $               $      63.7
  Tax basis of plant and equipment in excess of
     book basis                                                                36.9                            36.5
  Employee benefits                                                             1.0                             8.3
  Other accruals and reserves                                 17.0                           27.6                 -
  Valuation allowance                                         (6.7)           (40.7)        (11.9)            (39.0)
                                                        -----------------------------------------------------------
Total                                                         10.3             78.8          15.7              69.5
                                                        -----------------------------------------------------------

Deferred income tax liabilities:
  Book basis of plant and equipment in excess
     of tax basis                                                            (354.9)                         (379.7)
  Employee benefits                                                           (56.0)                          (55.2)
  Other accruals and reserves                                 (9.4)                          (2.8)
                                                        -----------------------------------------------------------
Total                                                         (9.4)          (410.9)         (2.8)           (434.9)
                                                        -----------------------------------------------------------
Net deferred tax asset (liability)                      $      0.9      $    (332.1)    $    12.9       $    (365.4)
                                                        ===========================================================

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

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2000 (in millions):

                                                                        Defined Benefit         Other Postretirement
                                                                             Plans                  Benefit Plans
                                                                        ---------------         --------------------
Change in benefit obligation
  Benefit obligation as of January 1, 2000                              $         832.2         $                8.8
    Service cost                                                                   24.4                          0.3
    Interest cost                                                                  45.9                          0.6
    Plan losses                                                                    51.0                          1.4
    Foreign exchange impact                                                       (62.0)                        (0.1)
    Benefits paid                                                                 (31.2)                        (0.3)
    Other                                                                          (3.0)                        (0.7)
                                                                        ---------------         --------------------
  Benefit obligation as of December 31, 2000                            $         857.3         $               10.0
                                                                        ===============         ====================


Change in plan assets
  Market value of plan assets as of January 1, 2000                     $       1,095.1         $                  -
    Actual return on plan assets                                                   (2.8)                           -
    Company contributions                                                          19.4                            -
    Foreign exchange impact                                                       (82.8)                           -
    Benefits paid                                                                 (30.7)                           -
    Other                                                                           3.2                            -
                                                                        ---------------         --------------------
  Market value of plan assets as of December 31, 2000                   $       1,001.4         $                  -
                                                                        ===============         ====================


Change in funded status
  Prepaid (accrued) pension expense as of January 1, 2000               $         147.0         $               (9.7)
    Net periodic pension (cost)/benefit                                             6.6                         (0.9)
    Employer contributions                                                         19.4                            -
    Foreign exchange impact                                                       (13.4)                         0.1
    Benefits paid                                                                   0.5                          0.4
    Other items                                                                    12.1                            -
                                                                        ---------------         --------------------
  Prepaid (accrued) pension expense as of December 31, 2000             $         172.2         $              (10.1)
                                                                        ===============         ====================

Components of net periodic benefit cost
   Service cost                                                         $          26.2         $                0.3
   Employee contributions                                                          (1.8)                           -
   Interest cost                                                                   45.9                          0.6
   Return on plan assets                                                          (74.6)                           -
   Unrecognized gains                                                              (2.3)                           -
                                                                        ---------------         --------------------
   Net periodic pension cost/(benefit)                                  $          (6.6)        $                0.9
                                                                        ===============         ====================

The following assumptions were used in the above calculations:

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

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 1999 (in millions):

                                                                                                       Other
                                                                        Defined Benefit            Postretirement
                                                                             Plans                  Benefit Plans
                                                                        ---------------         --------------------
Change in benefit obligation
   Benefit obligation as of July 1, 1999                                $         813.7         $                9.3
     Service cost                                                                  13.7                          0.3
     Interest cost                                                                 23.9                          0.3
     Employee contributions                                                         0.9                            -
     Plan gains                                                                    (7.8)                        (0.9)
     Foreign exchange impact                                                        2.9                            -
     Benefits paid                                                                (15.1)                        (0.2)
                                                                        ---------------         --------------------
   Benefit obligation as of December 31, 1999                           $         832.2         $                8.8
                                                                        ===============         ====================


Change in plan assets
   Market value of plan assets as of July 1, 1999                       $         956.0         $                  -
     Actual return on plan assets                                                 142.1                            -
     Company contributions                                                         10.5                          0.2
     Employee contributions                                                         1.0                            -
     Foreign exchange impact                                                        0.6                            -
     Benefits paid                                                                (15.1)                        (0.2)
                                                                        ---------------         --------------------
   Market value of plan assets as of December 31, 1999                  $       1,095.1         $                  -
                                                                        ===============         ====================


Change in funded status
   Prepaid (accrued) pension expense as of July 1, 1999                 $         142.2         $               (9.3)
     Net periodic pension cost                                                     (4.4)                        (0.6)
     Employer contributions                                                         9.6                            -
     Foreign exchange impact                                                       (1.4)                           -
     Benefits paid                                                                  1.0                          0.2
                                                                        ---------------         --------------------
   Prepaid (accrued) pension expense as of December 31, 1999            $         147.0         $               (9.7)
                                                                        ===============         ====================

                                             Defined Benefit         Other Postretirement
                                                  Plans                  Benefit Plans
                                          ----------------------    -------------------------
Components of net periodic benefit cost
     Service cost                               $           14.7          $               0.3
     Employee contributions                                 (1.0)                           -
     Interest cost                                          23.9                          0.3
     Return on plan assets                                 (33.2)                           -
                                          ----------------------    -------------------------
     Net periodic pension cost                  $            4.4          $               0.6
                                          ======================    =========================


The following assumptions were used in the above calculations:


                                                                                               Other
                                                                   Defined Benefit        Postretirement
                                                                        Plans              Benefit Plans
                                                                -------------------------------------------
Weighted-average assumptions as of December 31, 1999
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


                                                                                                HSCC  Predecessor Company
                                                                                ----------------------------------------------------
                                                             Six Months                    Six Months
                                Year Ended                     Ended                         Ended                     Year Ended
                               December 31,                 December 31,                    June 30,                  December 31,
                                   2000                        1999                           1999                       1998
                       -------------------------------------------------------------------------------------------------------------
                          Purchases       Sales       Purchases        Sales        Purchases        Sales       Purchases     Sales
                             From          To           From            To            From            To            From        To
                       -------------------------------------------------------------------------------------------------------------
Huntsman and Subs.       $      194.9  $      80.3         $ 42.6     $ 55.6          $32.1          $29.0        $103.3       $33.0
ICI and Subs.                   393.6        370.2          297.8      213.3              -              -             -           -
Unconsolidated
 affiliates                     580.7         14.0          216.1        0.8              -              -             -           -


Included in purchases from Huntsman and Subsidiaries for the twelve month period ended December 31, 2000, are $64 million of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related party's are as follows (in millions):

                                                  December 31, 2000                                   December 31, 1999
                                  ------------------------------------------------    ----------------------------------------------
                                         Receivables                 Payables                Receivables              Payables
                                  ------------------------    --------------------    ------------------------    ------------------
Huntsman and Subs.                  $                 15.9      $             44.8            $            1.2       $         10.3
ICI and Subs.                                        111.3                     7.6                       333.9                243.5
Unconsolidated affiliates                             25.2                   109.4                        93.0                  8.6

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

                       Year           Amount
                    ---------     ------------------
                       2001       $             14.3
                       2002                     10.6
                       2003                      8.7
                       2004                      7.4
                       2005                      5.3
                    Later years                 50.3

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

The major products of each business group are as follows:

              Segment                                            Products
         -----------------------------------------------------------------------
         Specialty Chemicals           MDI, TDI, TPU, polyols, aniline, PO,
                                       TBA and MTBE
         Petrochemicals                Ethylene, propylene, benzene, cyclohexane
                                       and paraxylene
         Tioxide                       TiO2

Sales between segments are generally recognized at external market prices. For the year ended December 31, 2000, sales to ICI and its affiliates accounted for approximately 8% of consolidated revenues.

                                 (In millions)

                                                                                                      HSCC Predecessor Company
                                                                                           -----------------------------------------
                                                                       Six Months
                                            Year Ended               Ended December           Six Months Ended        Year Ended
                                         December 31, 2000             31, 1999                June 30, 1999         December 31,
                                                                                                                        1998
                                    ------------------------------------------------------------------------------------------------
By Segment

Net Sales:
    Specialty Chemicals               $            2,108.5     $      964.7                $             192.0   $            338.7
    Petrochemicals                                 1,485.5            574.2                                  -                    -
    Tioxide                                          955.8            500.9                                  -                    -
    Sales between segments,
     Petrochemical sales to
     speciality chemicals                           (101.9)           (42.5)                                 -                    -
                                    -----------------------------------------------------------------------------------------------
              Total                   $            4,447.9     $    1,997.3                $             192.0   $            338.7
                                    ===============================================================================================

Operating Income:
    Specialty Chemicals                              211.1            135.2                               52.6                 54.3
    Petrochemicals                                    35.6              6.7                                  -                    -
    Tioxide                                          166.3             56.4                                  -                    -
                                    -----------------------------------------------------------------------------------------------
               Total                  $              413.0     $      198.3                $              52.6   $             54.3
                                    ===============================================================================================

EBITDA (1):
    Specialty Chemicals                              332.6            194.5                               68.1                 85.6
    Petrochemicals                                    82.1             30.6                                  -                    -
    Tioxide                                          207.5             83.9                                  -                    -
                                    -----------------------------------------------------------------------------------------------
               Total                  $              622.2     $      309.0                $              68.1   $             85.6
                                    ===============================================================================================

Depreciation & Amortization
    Specialty Chemicals                              122.5             55.6                               15.5                 30.5
    Petrochemicals                                    45.8             23.1                                  -                    -
    Tioxide                                           46.0             25.5                                  -                    -
                                    -----------------------------------------------------------------------------------------------
               Total                  $              214.3     $      104.2                $              15.5   $             30.5
                                    ===============================================================================================

Capital Expenditures:
    Specialty Chemicals                               83.5             76.2                                4.0                 10.4
    Petrochemicals                                    33.4             16.7                                  -                    -
    Tioxide                                           87.6             38.9                                  -                    -
                                    -----------------------------------------------------------------------------------------------
               Total                  $              204.5     $      131.8                $               4.0   $             10.4
                                    ===============================================================================================

Total Assets:
    Specialty Chemicals                            2,738.2          2,501.1                              577.9                577.6
    Petrochemicals                                   786.2          1,040.2                                  -                    -
    Tioxide                                        1,253.5          1,237.2                                  -                    -
                                    -----------------------------------------------------------------------------------------------
               Total                  $            4,777.9     $    4,778.5                $             577.9   $            577.6
                                    ===============================================================================================


(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

                                                                                   HSCC Predecessor Company
                                                                               --------------------------------
                                           Year Ended      Six Months Ended     Six Months Ended    Year Ended
                                          December 31,       December 31,          June 30,        December 31,
                                              2000              1999                1999              1998
                                      -------------------------------------------------------------------------
By Geographic Area
Net Sales:
    United States                       $        1,537.7   $     709.8            $   192.0           $  338.7
    United Kingdom                               1,809.7         756.2                    -                  -
    Netherlands                                    802.4         379.7                    -                  -
    Other nations                                1,116.4         528.0                    -                  -
    Adjustments and eliminations                  (818.3)       (376.4)                   -                  -
                                      ------------------------------------------------------------------------
                   Total                $        4,447.9   $   1,997.3            $   192.0           $  338.7
                                      ========================================================================

Long-lived Assets:
    United States                       $        1,278.1   $   1,116.6            $   482.5           $  494.4
    United Kingdom                                 946.0       1,002.5                    -                  -
    Netherlands                                    345.4         365.9                    -                  -
    Other nations                                  534.6         508.7                    -                  -
    Corporate                                       43.9          52.7                    -                  -
                                      ------------------------------------------------------------------------
                  Total                 $        3,148.0   $   3,046.4            $   482.5           $  494.4
                                      ========================================================================

18.  Selected Quarterly Financial Data (Unaudited - in millions)


                     Three Months        Three Months        Three Months          Three Months         Year
                         Ended              Ended                Ended               Ended              Ended
                       March 31,           June 30,          September 30,         December 31,      December 31,
                         2000                2000                2000                  2000              2000
            -----------------------------------------------------------------------------------------------------
Revenues                $1,054.9            $1,154.7            $1,136.9            $1,101.4             $4,447.9
Gross profit               181.3               205.8               195.4               160.0                742.5
Operating                   95.8               130.3               107.7                79.2                413.0
 income
Net income                  19.7                47.3                23.3                (8.3)                82.0



                               HSCC Predecessor Company
            ------------------------------------------------------------
              Three Months Ended  Three Months Ended   Six Months Ended   Three Months Ended   Three Months Ended   Six Months Ended
                  March 31,            June 30,            June 30,           September 30,        December 31,        December 31,
                   1999                  1999                1999                  1999                 1999               1999
            ------------------------------------------------------------------------------------------------------------------------
Revenues             $   83.4            $  108.6            $  192.0            $  958.9             $1,038.4            $1,997.3
Gross profit             21.6                36.2                57.9               198.2                197.1               395.3
Operating                18.9                33.7                52.6               113.9                 84.4               198.3
 income
Net income                5.9                15.6                21.5                36.1                 13.6                49.7

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

              HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               December 31, 2000




        Column A                Column B                Column C                      Column D          Column E
------------------------    --------------    --------------------------          --------------    --------------
                               Balance at                                                              Balance at
                               Beginning                                                                 End of
      Description              of Period               Additions                     Deductions          Period
------------------------    --------------    --------------------------          --------------    --------------
                                              Charged to     Charged to
                                               cost and        other
                                               expenses       accounts
                                              --------------------------

 Allowance for Doubtful
        Accounts
------------------------
Six Months Ended            $  -              $0.3                $9.2(1)         $   -                  $ 9.5
December 31, 1999

Year Ended                  $9.5              $2.2                $  -            $(1.1)                 $10.6
December 31, 2000

(1) Represents specific reserves provided for receivables which were considered to be uncollectible at the time of acquisition from ICI.