Form 10-Q
period 2001-06-30
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2001-08-14
CIK 1092825

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                       Commission file number 333-88057


                      HUNTSMAN INTERNATIONAL HOLDINGS LLC
            (Exact name of registrant as specified in its charter)


          Delaware                                      87-0630359
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                               500 Huntsman Way
                          Salt Lake City, Utah 84108
                                (801) 584-5700

         (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____
     ---

On August 14, 2001, 1,000 member equity units of Huntsman International Holdings, LLC were outstanding.

================================================================================

                       HUNTSMAN INTERNATIONAL HOLDINGS LLC
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION                                                                            2
     Item 1. Financial Statements...................................................................      2
             Consolidated Balance Sheets ..........................................................       2
             Consolidated Statements of Operations and Comprehensive Income (Loss) ................       3
             Consolidated Statements of Equity ....................................................       4
             Consolidated Statements of Cash Flows ................................................       5
             Notes to Consolidated Financial Statements ...........................................       6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.      11
     Item 3. Quantitative and Qualitative Disclosures About Market Risk............................      19
PART II - OTHER INFORMATION                                                                              20
     Item 6. Exhibits and Reports on Form 8-K......................................................      20

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                     June 30, 2001    December 31, 2000
                                                                     -------------    -----------------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents                                            $     67.3         $     66.1
  Accounts and notes receivable (net of allowance for doubtful
   accounts of $14.0 and $10.6, respectively)                               636.0              553.9
  Inventories                                                               538.0              496.4
  Prepaid expenses                                                           25.1               15.2
  Deferred income taxes                                                       0.9                0.9
  Other current assets                                                       58.9               69.6
                                                                       ----------         ----------
     Total current assets                                                 1,326.2            1,202.1

Property, plant and equipment, net                                        2,744.9            2,703.9
Investment in unconsolidated affiliates                                     152.3              156.7
Intangible assets, net                                                      418.4              397.2
Other noncurrent assets                                                     267.9              318.0
                                                                       ----------         ----------

     Total assets                                                      $  4,909.7         $  4,777.9
                                                                       ==========         ==========

                     LIABILITIES AND EQUITY
                     ----------------------
Current liabilities:
  Accounts payable                                                     $    322.2         $    313.3
  Accrued liabilities                                                       537.1              517.0
  Current portion of long-term debt                                          66.2                7.5
  Other current liabilities                                                  37.5               33.7
                                                                       ----------         ----------
     Total current liabilities                                              963.0              871.5

Long-term debt:                                                           3,087.3            2,911.8
Deferred income taxes                                                       304.9              332.1
Other noncurrent liabilities                                                130.6              131.8
                                                                       ----------         ----------
     Total liabilities                                                    4,485.8            4,247.2
                                                                       ----------         ----------

Minority interests                                                           10.0                9.6
                                                                       ----------         ----------

Equity:
  Member's equity, 1,000 units                                              518.1              518.1
  Retained earnings                                                         119.8              123.7
  Accumulated other comprehensive loss                                     (224.0)            (120.7)
                                                                       ----------         ----------
     Total equity                                                           413.9              521.1
                                                                       ----------         ----------
     Total liabilities and equity                                      $  4,909.7         $  4,777.9
                                                                       ==========         ==========

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------
(UNAUDITED) (Dollars in Millions)
---------------------------------------------------------------------

                                                  Three Months           Three Months           Six Months           Six Months
                                                      Ended                  Ended                 Ended                Ended
                                                  June 30, 2001          June 30, 2000         June 30, 2001        June 30, 2000
                                                  -------------          -------------         -------------        -------------
Revenues:
  Trade sales and services                             $1,164.5               $1,025.6              $2,207.0             $1,957.3
  Related party sales                                     110.6                  121.0                 216.1                232.0
  Tolling fees                                              9.0                    8.1                  12.6                 20.3
                                                  -------------          -------------         -------------        -------------
Total revenues                                          1,284.1                1,154.7               2,435.7              2,209.6
Cost of goods sold                                      1,113.5                  948.9               2,099.1              1,822.5
                                                  -------------          -------------         -------------        -------------
Gross profit                                              170.6                  205.8                 336.6                387.1

Expenses:
  Selling, general and administrative                      73.2                   57.6                 153.5                125.2
  Research and development                                 15.5                   17.9                  31.9                 35.8
                                                  -------------          -------------         -------------        -------------
     Total expenses                                        88.7                   75.5                 185.4                161.0
                                                  -------------          -------------         -------------        -------------
Operating income                                           81.9                  130.3                 151.2                226.1

Interest expense, net                                      75.3                   71.8                 153.1                143.1
Loss on sale of accounts receivable                         3.2                     --                   5.4                   --
Other (income) expense                                      0.9                    1.3                  (5.5)                 1.7
                                                  -------------          -------------         -------------        -------------
Income (loss) before income taxes                           2.5                   57.2                  (1.8)                81.3
Income tax expense (benefit)                                1.7                    9.1                  (0.4)                13.0
Minority interests in subsidiaries                          0.3                    0.8                   1.0                  1.3
                                                  -------------          -------------         -------------        -------------
Income (loss) before accounting change                      0.5                   47.3                  (2.4)                67.0
Cumulative effect of accounting change                       --                     --                  (1.5)                  --
                                                  -------------          -------------         -------------        -------------
Net income (loss)                                           0.5                   47.3                  (3.9)                67.0
Other comprehensive loss -
  Foreign currency translation
     adjustments                                          (31.2)                 (37.1)                (91.5)               (82.0)
Cumulative effect of accounting change                       --                     --                  (1.1)                  --
Net unrealized loss on derivative
  instruments                                              (3.0)                    --                 (10.7)                  --
                                                  -------------          -------------         -------------        -------------
Comprehensive income (loss)                            $  (33.7)              $   10.2              $ (107.2)            $  (15.0)
                                                  =============          =============         =============        =============

          See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                         Member's Equity                                         Other
                                         ---------------                Retained             Comprehensive
                                   Units              Amount            Earnings                 Loss                    Total
                              ---------------     ---------------     --------------      --------------------       -------------
Balance, January 1, 2001           1,000              $518.1              $  123.7                   $  (120.7)          $   521.1
Net loss                                                                      (3.9)                                           (3.9)
Other comprehensive loss                                                                                (103.3)             (103.3)
                              ---------------     ---------------     --------------      --------------------       -------------
Balance, June 30, 2001             1,000              $518.1              $  119.8                   $  (224.0)          $   413.9
                              ===============     ===============     ==============      ====================       =============

          See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)
--------------------------------------------------------------------------------

                                                                             Six Months          Six Months
                                                                               Ended               Ended
                                                                           June 30, 2001       June 30, 2000
                                                                           -------------       -------------
Cash flows from operating activities:
Net income (loss)                                                              $    (3.9)          $    67.0
Adjustments to reconcile net income to net cash
     from operating activities:
  Equity in earnings of investment in
     unconsolidated affiliates                                                      (0.1)               (0.1)
  Minority interests in subsidiaries                                                 1.0                 1.3
  (Gain) loss on foreign currency transactions                                      (2.2)                1.7
  Depreciation and amortization                                                    115.9               106.4
  Deferred income taxes                                                            (15.9)                3.3
  Interest on subordinated note                                                     38.9                34.1
  Changes in operating assets and liabilities -
     net of effects of acquisitions:
        Accounts and notes receivables                                             (23.8)              (43.6)
        Inventories                                                                (29.6)              (13.6)
        Prepaid expenses                                                           (10.1)               (0.5)
        Other current assets                                                        (1.4)               (6.1)
        Accounts payable                                                           (40.1)                2.3
        Accrued liabilities                                                         37.9                40.6
        Other current liabilities                                                    7.7               (36.7)
        Other noncurrent assets                                                     24.5               (20.4)
        Other noncurrent liabilities                                                (0.5)               (4.1)
                                                                               ---------           ---------
Net cash provided by operating activities                                           98.3               131.6
                                                                               ---------           ---------

Investing activities:
Acquisition of businesses                                                         (209.5)              (26.8)
Capital expenditures                                                              (113.4)              (73.8)
Cash received from unconsolidated affiliates                                         4.9                 5.2
Advances to unconsolidated affiliates                                               (1.3)               (8.5)
                                                                               ---------           ---------
Net cash used in investing activities                                             (319.3)             (103.9)
                                                                               ---------           ---------

Financing activities:
Borrowings under senior credit facilities                                            5.4                  --
Repayments of senior credit facilities                                                --               (36.9)
Issuance of senior subordinated notes                                              233.2                  --
Debt issuance costs                                                                 (4.6)                 --
                                                                               ---------           ---------
Net cash provided by (used in) financing
  activities                                                                       234.0               (36.9)
                                                                               ---------           ---------

Effect of exchange rate changes on cash                                            (11.8)               (7.5)
                                                                               ---------           ---------
Increase (decrease) in cash and cash equivalents                                     1.2               (16.7)
Cash and cash equivalents at beginning of period                                    66.1               138.9
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $    67.3           $   122.2
                                                                               =========           =========

          See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     Huntsman International Holdings LLC ("Holdings" or the "Company"), through its wholly-owned subsidiary, Huntsman International LLC ("Huntsman International") is a global manufacturer and marketer of specialty and commodity chemicals through three principal businesses: Specialty Chemicals, Petrochemicals and Titanium Dioxide ("Tioxide").

     The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2000.

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


3.   INVENTORIES

     Inventories consist of the following (dollars in millions):

                                                     June 30, 2001       December 31, 2000
                                                     -------------       -----------------
          Raw materials                              $      152.7          $        149.5
          Work in progress                                   17.4                    22.8
          Finished goods                                    345.6                   302.5
                                                     ------------          --------------
            Subtotal                                        515.7                   474.8
          Materials and supplies                             22.3                    21.6
                                                     ------------          --------------
            Net                                      $      538.0          $        496.4
                                                     ============          ==============


4.   LONG-TERM DEBT

     On May 2, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(euro)52.0 million, including (euro)1.7 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of Huntsman International's outstanding senior subordinated notes.

5.   DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the use of the instrument.

     The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions including derivative instruments to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the variability in the purchase price of certain feedstocks; and (4) hedging the net investments position in euro functional currency entities.

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

     As of June 30, 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $8.5 million which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. For the six months ended June 30, 2001, the effective portion of unrealized losses of approximately $8.1 million were recorded as a component of other comprehensive income, with the ineffective portion of approximately $0.4 million recorded as additional interest expense in the accompanying statement of operations.

     For the six months ended June 30, 2001, swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest expense and other current liabilities of approximately $4.5 million in the accompanying financial statements.

     Foreign Currency Rate Hedging

     The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2001, the Company maintained forward contracts with a fair value of $0.4 million. These amounts are recorded as other current assets in the accompanying balance sheet.

     Commodity Price Hedging

     Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. For the six months ended June 30, 2000, contracts designated as cash flow hedges had a fair value of approximately $3.8 million. These amounts are recorded as other current liabilities in the accompanying balance sheet. Contracts designated as fair value hedges were not material to the accompanying financial statements for the periods presented. Contracts not designated as hedges had a fair value of approximately $4.0 million recorded as other current assets and $2.1 million recorded as other current liabilities. The net impact of $1.9 million was recorded as a reduction of cost of goods sold in the accompanying statement of operations.

     Net Investment Hedging

     The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced a net gain in other comprehensive income (foreign currency translation adjustments) of approximately $44.3 million for the quarter ended June 30, 2001, with an ending net balance of approximately $90.3 million.

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

     In the U.S., a federal court in New York has denied plaintiffs' motion for summary judgment in a case brought by the Oxygenated Fuel Association ("OFA"), an organization representing MTBE producers. In the motion, OFA asserted that the state of New York was precluded by the doctrine of federal preemption from banning MTBE sales in the state because of the federal oxygenate requirement under the federal Clean Air Act. Although this ruling was based on the court's view that there are factual issues precluding summary judgment, the ruling tends to provide some support for the theory that an individual state can act unilaterally to preclude MTBE from being sold within its jurisdiction. Several states have promulgated such bans, which are scheduled to take effect variously over the next several years. OFA will continue to pursue the aforementioned New York case, as well as a similar case in California. The possibility of Congressional action to ban the sale of MTBE in the future, and the pendency of EPA's administrative process to ban the manufacture and sale of the chemical in the United States, remain.

     North Tees

     The U.K. Environmental Agency (EA) issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of benzene heartcut into the River Tees, allegedly following a dewatering procedure at the Company's North Tees site. The Company has complied with this Enforcement Notice. The EA investigations into the incident are continuing and if the EA finds the Company legally responsible, the Company could face legal action and possible penalties. Management does not believe that, even if such action is initiated and the Company is ultimately found to be legally responsible, the probable penalties would be material to the financial position or results of operations of the Company.

8.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has three reportable operating segments: Specialty Chemicals, Petrochemicals and Tioxide.

     The major products of each operating segment are as follows:

            Segment                                         Products
-----------------------------------------------------------------------------------------------
Specialty Chemicals                     MDI, TDI, TPU, polyols, aniline, PO, TBA, MTBE,
                                        ethyleneamines and surfactants
Petrochemicals                          Ethylene, propylene, benzene, cyclohexane and paraxylene
Tioxide                                 TiO2

     Sales between segments are generally recognized at external market prices. For the six months ended June 30, 2001 and 2000, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 7% and 8%, respectively, of consolidated revenues.

                                              Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                                                 June 30, 2001          June 30, 2000         June 30, 2001        June 30, 2000
                                              -------------------    -------------------    -----------------    -----------------
Net sales:
  Specialty Chemicals                             $        724.7          $       549.0        $     1,305.6         $    1,040.2
  Petrochemicals                                           353.9                  376.0                721.5                721.3
  Tioxide                                                  230.4                  255.7                458.4                497.2
  Sales between segments,
  Petrochemicals sales to Specialty
  Chemicals
                                                           (24.9)                 (26.0)               (49.8)               (49.1)
                                                  --------------          -------------        -------------         ------------
     Total                                        $      1,284.1          $     1,154.7        $     2,435.7         $    2,209.6
                                                  ==============          =============        =============         ============

Operating income:
  Specialty Chemicals                             $         53.4          $        67.3        $        75.5         $      129.4
  Petrochemicals                                            (4.1)                  21.8                  9.9                 21.6
  Tioxide                                                   32.6                   41.2                 65.8                 75.1
                                                  --------------          -------------        -------------         ------------
     Total                                        $         81.9          $       130.3        $       151.2         $      226.1
                                                  ==============          =============        =============         ============

EBITDA (1):
  Specialty Chemicals                             $         86.9          $        97.2        $       150.5         $      188.3
  Petrochemicals                                             6.1                   33.5                 29.2                 44.8
  Tioxide                                                   42.9                   51.8                 87.5                 97.7
                                                  --------------          -------------        -------------         ------------
     Total EBITDA                                          135.9                  182.5                267.2                330.8

  Depreciation & amortization                              (58.1)                 (53.5)              (115.9)              (106.4)
  Interest expense, net                                    (75.3)                 (71.8)              (153.1)              (143.1)
                                                  --------------          -------------        -------------         ------------
  Income before income taxes                      $          2.5          $        57.2        $        (1.8)        $       81.3
                                                  ==============          =============        =============         ============

(1) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization, and taxes.

9.   RECENT EVENTS

     Proposed Investment by Bain and Blackstone

     Huntsman Corporation and certain of its subsidiaries have entered into letter agreements with Bain Capital, L.L.C. ("Bain") and Blackstone Capital Partners III Merchant Banking Fund, L.P. ("Blackstone") relating to a proposed investment by Bain and Blackstone in a newly-formed Huntsman affiliate (the "Proposed Transaction"). The letter agreements contemplate, among other things, that Bain and Blackstone would invest up to $555 million in the Huntsman affiliate which would become the majority owner of Huntsman International Holdings. If the parties complete the Proposed Transaction, a substantial portion of the proceeds received from Bain, Blackstone and our Company is intended to be used to finance the purchase of the membership interests of Huntsman International Holdings that are held by ICI and by other minority interest holders. After the Proposed Transaction, Huntsman Corporation, Huntsman Corporation affiliates and members of the Huntsman family collectively would have a majority indirect interest in Huntsman International Holdings. The consummation of the Proposed Transaction is subject to certain conditions, including the execution of definitive agreements and the completion by Bain and Blackstone of due diligence to their satisfaction. The letter agreements supersede the February 2001 letter agreement between Bain and Huntsman Corporation. There can be no assurance that such definitive agreements will be entered into or that the transactions contemplated under such agreements will be consummated.

     Issuance of (euro)50 Million Senior Subordinated Notes

     On May 2, 2001, Huntsman International completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately
(euro)52 million. The terms of these notes are substantially similar to the terms of its previously outstanding senior subordinated notes.

     Acquisition of Surfactants Business

     Effective April 1, 2001 and pursuant to the terms of a definitive agreement dated February 27, 2001, the Company completed its planned purchase of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia, S.A., for an aggregate purchase price of approximately (euro)205 million. Albright & Wilson's surfactants business participates in the anionic surfactants and non-ionic surfactants markets.

     Recently Issued Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   Huntsman International Holdings LLC ("Holdings" or the "Company"), through its wholly-owned subsidiary, Huntsman International LLC ("Huntsman International") is a global manufacturer and marketer of specialty and commodity chemicals through three principal businesses: specialty chemicals, petrochemicals, and titanium dioxide. The Company's global specialty chemicals business produces and markets propylene oxide, which is commonly referred to in the chemicals industry as "PO," and a complete line of polyurethane chemicals, including methylene diphenyl diisocyanate, commonly referred to in the chemicals industry as "MDI"; toluene diisocyanate, commonly referred to in the chemicals industry as "TDI"; polyols; thermoplastic polyurethane, commonly referred to in the chemicals industry as "TPU"; ethyleneamines; surfactants; polyurethane systems and aniline, with an emphasis on MDI-based products. Customers of the Company use polyurethane products in a wide variety of polyurethane applications, including automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning and adhesives. PO is used in a variety of applications, the largest of which is the production of polyols sold into the polyurethane chemicals market. The Company's petrochemicals business produces olefins and aromatics at its integrated facilities in northern England. Olefins and aromatics are the key building blocks for the petrochemical industry and are used in plastics, synthetic fibers, packaging materials and a wide variety of other applications. The Company's titanium dioxide business operates under the trade name "Tioxide." Titanium dioxide is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics.

Recent Events

   Proposed Investment by Bain and Blackstone

     Huntsman Corporation and certain of its subsidiaries have entered into letter agreements with Bain Capital, L.L.C. ("Bain") and Blackstone Capital Partners III Merchant Banking Fund, L.P. ("Blackstone") relating to a proposed investment by Bain and Blackstone in a newly-formed Huntsman affiliate (the "Proposed Transaction"). The letter agreements contemplate, among other things, that Bain and Blackstone would invest up to $555 million in the Huntsman affiliate which would become the majority owner of Huntsman International Holdings. If the parties complete the Proposed Transaction, a substantial portion of the proceeds received from Bain, Blackstone and our Company is intended to be used to finance the purchase of the membership interests of Huntsman International Holdings that are held by ICI and by other minority interest holders. After the Proposed Transaction, Huntsman Corporation, Huntsman Corporation affiliates and members of the Huntsman family collectively would have a majority indirect interest in Huntsman International Holdings. The consummation of the Proposed Transaction is subject to certain conditions, including the execution of definitive agreements and the completion by Bain and Blackstone of due diligence to their satisfaction. The letter agreements supersede the February 2001 letter agreement between Bain and Huntsman Corporation. There can be no assurance that such definitive agreements will be entered into or that the transactions contemplated under such agreements will be consummated.

     Change in Accounts Receivable Securitization Funding

     On June 22, 2001, Huntsman International Asset-Backed Securities Ltd. issued $85 million and (euro)90.5 million in floating rate Series 2001-1 notes due 2007. Huntsman International Asset-Backed Securities Ltd. is a special-purpose, bankruptcy-remote unconsolidated entity which was created to facilitate the ongoing securitization of certain of the Company's trade accounts receivable. Net proceeds from the issue were used to reduce commercial paper outstanding under the existing securitization arranged by JPMorgan Chase.

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

   Acquisition of Surfactants Business

   Effective April 1, 2001 and pursuant to the terms of a definitive agreement dated February 27, 2001, the Company completed its planned purchase of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia, S.A., for an aggregate purchase price of approximately (euro)205 million. This acquired surfactants business manufactures, develops and markets a wide range of surfactants and surfactant intermediates used primarily in consumer detergents, toiletries, baby shampoos and personal care products. The business is also a major producer of surfactants and specialty products for industrial uses including leather and textile treatment, foundry and construction, agriculture, polymers and coatings. The business includes seven manufacturing facilities: one in the U.K., and two sites in each of Italy, France and Spain.

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

   In the U.S., a federal court in New York has denied plaintiffs' motion for summary judgment in a case brought by the Oxygenated Fuel Association ("OFA"), an organization representing MTBE producers. In the motion, OFA asserted that the state of New York was precluded by the doctrine of federal preemption from banning MTBE sales in the state because of the federal oxygenate requirement under the federal Clean Air Act. Although this ruling was based on the court's view that there are factual issues precluding summary judgment, the ruling tends to provide some support for the theory that an individual state can act unilaterally to preclude MTBE from being sold within its jurisdiction. Several states have promulgated such bans, which are scheduled to take effect variously over the next several years. OFA will continue to pursue the aforementioned New York case, as well as a similar case in California. The possibility of Congressional action to ban the sale of MTBE in the future, and the pendency of EPA's administrative process to ban the manufacture and sale of the chemical in the United States, remain.

   North Tees

   The U.K. Environmental Agency (EA) issued an Enforcement Notice on March 30, 2001, following an investigation into an alleged leak of benzene heartcut into the River Tees, allegedly following a dewatering procedure at the Company's North Tees site. The Company has complied with this Enforcement Notice. The EA investigations into the incident are continuing and if the EA finds the Company legally responsible, the Company could face legal action and possible penalties. Management does not believe that, even if such action is initiated and the Company is ultimately found to be legally responsible, the probable penalties would be material to the financial position or results of operations of the Company.

   Recently Issued Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000 (unaudited) (in millions).

                                             Three Months Ended     Three Months Ended      Six Months Ended      Six Months Ended
                                                June 30, 2001          June 30, 2000          June 30, 2001         June 30, 2000
                                                -------------          -------------          -------------         -------------
Specialty Chemicals sales                            $  725                 $  549                 $1,305                $1,040
Petrochemicals sales                                    329                    350                    672                   673
Tioxide sales                                           230                    256                    458                   497
                                              -----------------      -----------------      -----------------     -----------------
Total revenues                                        1,284                  1,155                  2,435                 2,210
Cost of goods sold                                    1,113                    949                  2,099                 1,823
                                              -----------------      -----------------      -----------------     -----------------
Gross profit                                            171                    206                    336                   387
Expenses of selling, general,
     administrative, research and
     development                                         89                     76                    185                   161
                                              -----------------      -----------------      -----------------     -----------------
Operating income                                         82                    130                    151                   226
Interest expense, net                                    75                     72                    153                   143
Loss on sale of accounts receivable                       3                     --                      5                    --
Other (income) expense                                    1                      1                     (5)                    1
                                              -----------------      -----------------      -----------------     -----------------
Net income before income taxes and
     minority interest                                    3                     57                     (2)                   82
Income tax expense                                        2                      9                     --                    13
Minority interests in subsidiaries                       --                      1                      1                     2
                                              -----------------      -----------------      -----------------     -----------------
Net income before accounting change                       1                     47                     (3)                   67
Cumulative effect of accounting
    change                                               --                     --                      1                    --
                                              -----------------      -----------------      -----------------     -----------------
Net income                                           $    1                 $   47                 $   (4)               $   67
                                              =================      =================      =================     =================

Depreciation and amortization                        $   58                 $   54                 $  116                $  106
                                              =================      =================      =================     =================

EBITDA (1)                                           $  136                 $  183                 $  267                $  331
Loss on sale of accounts receivable (2)                   3                     --                      5                    --
                                              -----------------      -----------------      -----------------     -----------------
Adjusted EBITDA                                      $  139                 $  183                 $  272                $  331
                                              =================      =================      =================     =================

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Revenues

   Revenues for the three months ended June 30, 2001 increased by $129 million, or 11%, to $1,284 million from $1,155 million during the same period in 2000.

   Specialty Chemicals - Total MDI sales volumes increased by 1% from the 2000
   -------------------
period. A strong recovery in the Asian economies led to an increase in sales volumes of 37% in that region, while in Europe, sales volumes grew by 9%. In the Americas, sales volumes decreased by 15% from the prior year due to weaker demand resulting from economic slowdown. Polyol sales volumes grew by 3% with the increase attributable to the Asian region. This gain was partially offset by a 3% decrease in average selling prices for polyols compared to the same period in 2000, a substantial portion which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales revenue was relatively unchanged with a 4% increase in sales volumes which offset a 4% decrease in average selling price. MTBE sales revenue grew by 3% due to a 5% increase in average selling price for MTBE. The increase in average selling price for MTBE is primarily attributable to reduced supply of MTBE and the continued strong demand for MTBE in reformulated gasoline. Sales of TPU, ethyleneamines, surfactants and performance chemicals products purchased from Huntsman Corporation were $166 million. These products were not present in the comparable period in 2000.

   Petrochemicals - Sales volumes of ethylene fell by 7% while sales volumes of
   --------------
propylene decreased by 2%. Ethylene production increased by 4% but the reduction in sales was due to material on exchange with another producer to be returned during our 2002 scheduled turnaround. In aromatics, sales volumes of benzene and paraxylene rose by 31% and 1%, respectively, while sales volumes of cyclohexane fell by 26% due to production limitations. Ethylene, propylene, benzene and cyclohexane average selling prices were 11%, 19%, 5% and 5% lower, respectively, primarily due to weaker supply/demand fundamentals.

   Tioxide - Sales volumes decreased by 8% compared to the 2000 period due to
   -------
weakening of demand, particularly in the European and American markets. Average selling prices decreased by 3% as higher local currency selling prices were more than offset by the weakness of the euro against the U.S. dollar.

   Gross Profit

   Gross profit for the three months ended June 30, 2001 decreased by $35 million, or 17%, to $171 million from $206 million in 2000.

   Specialty Chemicals - Gross profit on MDI and polyols decreased 11% and 15%,
   -------------------
respectively. While MDI and polyols benefited from increased sales volumes, this benefit was more than offset by higher natural gas, energy costs and lower selling prices. Improved average selling prices for MTBE were more than offset by a significant increase in the cost of our key PO/MTBE raw materials including isobutane, methanol and higher energy costs. Gross profit from TPU, ethyleneamines, surfactants and performance chemicals was $20 million. These products were not present in the comparable period in 2000.

   Petrochemicals - Petrochemicals gross profit decreased by 87% due to lower
   --------------
average selling prices discussed above and the higher prices of our main raw material, naphtha.

   Tioxide - Gross profit decreased by 22% for the period as lower revenues and
   -------
increased raw material and utility costs more than offset cost reductions from our on-going manufacturing excellence program.

   Selling, General and Administrative Expenses (including Research and Development Expenses)

   Selling, general and administrative expenses (including research and development expenses) ("SG&A (including R&D)") in the three months ended June 30, 2001 increased by $13 million, or 17%, to $89 million from $76 million in 2000.

   Specialty Chemicals - SG&A (including R&D) in 2001 increased by 30% largely
   -------------------
due to the SG&A expenses associated with businesses acquired since June 30, 2000.

   Petrochemicals - SG&A (including R&D) in 2001 was relatively unchanged as
   --------------
compared to 2000.

   Tioxide - SG&A (including R&D) in 2001 decreased by 17% primarily due to
   -------
restructuring activities, including personnel reductions within selling organizations in Europe, Asia Pacific and the U.S.

   Interest Expense

   Net interest expense in the three months ended June 30, 2001 remained relatively unchanged compared to the same period in 2000.

   Other Expense

   Other expense in the three months ended June 30, 2001 remained relatively unchanged compared to the same period in 2000.

   Income Taxes

   Income taxes in the three months ended June 30, 2001 decreased by $7 million, to $2 million from $9 million in 2000. The effective income tax rate increased from the 2000 period because a greater proportion of income was earned outside the U.S. and was subject to income tax at local rates.

   Net Income

   Net income in the three months ended June 30, 2001 decreased by $46 million to $1 million from $47 million during 2000 as a result of the factors discussed above.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

   Revenues.

   Revenues for the six months ended June 30, 2001 increased by $225 million, or 10%, to $2,435 million from $2,210 million during the same period in 2000.

   Specialty Chemicals -Total MDI sales volumes increased by 5% from the 2000
   -------------------
period. A strong recovery in the Asian economies led to an increase in sales volumes of 51% in that region, while in Europe, sales volumes grew by 10%. In the Americas, sales volumes decreased by 11% from the prior year due to weaker demand resulting from economic slowdown. Polyol sales volumes grew by 5% with the increase attributable to the Asian region. These gains were partially offset by a 2% decrease in average selling prices for MDI and a 3% decrease in average selling prices for polyols compared to the same period in 2000, a substantial portion which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales revenue decreased 13% due to a 9% decrease in sales volumes and a 5% decrease in average selling price. MTBE sales revenue grew by 9% due to a 14% increase in average selling price for MTBE. The increase in average selling price for MTBE is primarily attributable to reduced supply of MTBE and the continued strong demand for MTBE in reformulated gasoline. Sales of TPU, ethyleneamines, surfactants and performance chemicals products purchased from Huntsman Corporation were $226 million. These products were not present in the comparable period in 2000.

   Petrochemicals - Sales volumes of ethylene fell by 8% while sales volumes of
   --------------
propylene was relatively unchanged. Ethylene production increased by 5% but the reduction in sales was due to material on exchange with another producer to be returned during our 2002 scheduled turnaround. In aromatics, sales volumes of benzene rose by 21% while sales volumes of cyclohexane and paraxylene fell by 9% and 2% respectively. Ethylene and propylene average selling prices were 5% and 4%, lower, respectively. Benzene, cyclohexane and paraxylene average selling prices were 3%, 2% and 5% higher, respectively. Average selling prices for all products rose reflecting increases in feedstock prices since June 30, 2000.

   Tioxide - Sales volumes decreased by 7% compared to the 2000 period due to
   -------
weakening of demand, particularly in the American market. Average selling prices decreased by 1% as higher local currency selling prices were more than offset by the weakness of the euro against the U.S. dollar.

   Gross Profit

   Gross profit for the six months ended June 30, 2001 decreased by $51 million, or 13%, to $336 million from $387 million in 2000.

   Specialty Chemicals - Gross profit on MDI and polyols decreased 11% and 14%,
   -------------------
respectively. While MDI and polyols benefited from increased sales volumes, this benefit was more than offset by higher raw material, energy costs and lower selling prices. The price of benzene increased by 4% in the European market compared to the 2000 period. Improved average selling prices for MTBE were more than offset by a significant increase in the cost of key PO/MTBE raw materials including isobutane, methanol and higher energy costs. Gross profit from TPU, ethyleneamines, surfactants and performance chemicals was $29 million. These products were not present in the comparable period in 2000.

   Petrochemicals - Petrochemicals gross profit decreased by 29% due to lower
   --------------
average selling prices of ethylene and propylene. The weakness of the euro against the U.S. dollar has also contributed to the decrease.

   Tioxide - Gross profit decreased by 12% for the period as cost reductions
   -------
from our on-going manufacturing excellence program were more than offset by lower revenues and increased raw material and utility costs.

   Selling, General and Administrative Expenses (including Research and Development Expenses).

   SG&A (including R&D) in the six months ended June 30, 2001 increased by $24 million, or 15%, to $185 million from $161 million in 2000.

   Specialty Chemicals - SG&A (including R&D) in 2001 increased by 27% largely
   -------------------
due to the SG&A expenses associated with businesses acquired since June 30, 2000.

   Petrochemicals - SG&A (including R&D) in 2001 was relatively unchanged as
   --------------
compared to 2000.

   Tioxide - SG&A (including R&D) in 2001 decreased by 12% primarily due to
   -------
restructuring activities, including personnel reductions within selling organizations in Europe, Asia Pacific and the U.S.

   Interest Expense

   Net interest expense in the three months ended June 30, 2001 increased by $10 million, or 7% to $153 million from $143 million in 2000. The increase was primarily due to the decreased fair value of the Company's interest rate derivative contracts.

   Other Income/Expense

   Other income increased by $6 million to $5 million income from $1 million expense in 2000, principally as a result of the Company's interest in Nippon Polyurethane Industry Co. Limited being sold.

   Income taxes

   Income taxes in 2001 decreased by $13 million, to $0 million from $13 million in 2000. The effective income tax rate in 2001 decreased from the 2000 period because a greater proportion of income was earned inside the U.S. and was not subject to income tax.

   Net income

   Net income in 2001 decreased by $71 million to a loss of $4 million from income of $67 million during 2000 as a result of the factors discussed above.

Changes in Financial Condition

     As of June 30, 2001, the Company's working capital (excluding current portion of long-term debt) increased by approximately $91 million to $429 million from $338 million at December 31, 2000. Approximately $54 million of the increase was attributable to acquisitions completed during the six months ended June 30, 2001. The balance of the increase was substantially due to lower levels of accounts payable and accrued liabilities partially offset by reductions in accounts receivable.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended June 30, 2001 was $98.3 million, as compared to net cash provided by operating activities of $131.6 million in the same period in 2000. The decrease in cash provided was attributable to lower net income partially offset by a net decrease in working capital during the 2001 period as compared to 2000.

     Net cash used in investing activities for the six months ended June 30, 2001 was $319.3 million, as compared to $103.9 million for the same period in 2000. The increase in cash used was attributable to increased capital expenditures and increased spending on acquisitions during the 2001 period. See "Acquisition of Surfactants Business."

     Net cash provided by financing activities for the six months ended June 30, 2001 was $234.0 million, as compared to net cash used in financing activities of $36.9 million for the same period in 2000. During the 2001 period, the Company issued (euro)250 million of additional senior subordinated notes which were used, together with cash flows from operations, to fund acquisitions, capital expenditures and a portion of net working capital investment.

     Capital expenditures for the six months ended June 30, 2001 were $113.4 million, an increase of $39.6 million as compared to the same period in 2000. The increase was primarily attributable to spending associated with the ongoing expansion of the Company's Greatham, UK titanium dioxide plant. The Company expects to spend approximately $140.0 to $170.0 million during the balance of 2001 on capital projects.

     As of June 30, 2001 the Company had $43.2 million of outstanding borrowings under our $400 million revolving credit facility and had approximately $67.3 million in cash balances. We also maintain $80 million of short-term overdraft facilities, of which $69.1 million was available on June 30, 2001. We anticipate that borrowings under the credit facilities and cash flow from operations will be sufficient for us to make required payments of principal and interest on our debt when due, as well as to fund capital expenditures.

     As of June 30, 2001, the Company had outstanding variable rate borrowings of approximately $1,318, (euro)236 million and (Pounds)20 million. For the six months ended June 30, 2001, the weighted average interest rate of these borrowings was 8.84%, 6.91% and 7.48%, respectively.

     On May 2, 2001, the Company completed an offering of its 10-1/8% Senior Subordinated Notes due 2009, resulting in net proceeds of approximately (euro)
52.0 million, including (euro) 1.7 million of interest accrued from January 1, 2001 paid by the purchasers. The terms of these notes are substantially similar to the terms of its outstanding senior subordinated notes.

     On January 1, 1999, eleven European countries established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and adopted the euro as their common legal currency. The euro and the legacy currencies are each legal tender for transactions now. Beginning January 1, 2002, the participating countries will issue euro-denominated bills and coins. By July 1, 2002 each country will withdraw its sovereign currency and transactions thereafter will be conducted solely in euros. The Company currently believes that the conversion to the euro will not have a material effect on the Company's operations, financial condition or liquidity.

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

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. The Company's exposure to foreign currency market risk is limited since sales prices are typically denominated in euros or U.S. dollars. To the extent the Company has material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. The Company's exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. The Company holds and issues derivative financial instruments for economic hedging purposes only.

     The Company's cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions, to reflect the currency denomination of its cash flows. The Company does not hedge its currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on its cash flows and earnings. As of June 30, 2001, the Company had outstanding foreign exchange forward contracts with third party banks of approximately $24 million. Predominantly, the Company's hedging activity is to sell forward the majority of its surplus non-U.S. dollar receivables for U.S. dollars. Using sensitivity analysis, the foreign exchange loss due to these derivative instruments from an assumed 10% unfavorable change in year-end rates, when considering the effects of the underlying hedged firm commitment, is not material.

     Under the terms of the Company's senior secured credit facilities, the Company is required to hedge a significant portion of its floating rate debt.
As of June 30, 2001, the Company had entered into approximately $642 million notional amount of interest rate swap, cap and collar transactions, which have terms ranging from approximately nine months to thirty-nine months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate the Company to pay fixed amounts ranging from approximately 5.80% to approximately 7.00%. The U.S. dollar collar transactions carry floors ranging from 5.00% to 6.25% and caps ranging from 6.60% to 7.50%. The Company has also entered into a euro-denominated swap transaction that obligates it to pay a fixed rate of approximately 4.30%. The Company does not hedge its interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on its cash flow and earnings. Assuming a 1% (100 basis point) increase in U.S. dollar interest rates, the effect on the annual interest expense would be an increase of approximately $15.0 million. This increase would be reduced by approximately $3.0 million as a result of the effects of the interest rate swap, cap and collar transactions described above.

     In order to reduce the Company's overall raw material costs, the petrochemical business enters into various commodity contracts to hedge its purchase of commodity products. The Company does not hedge its commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on its cash flows and earnings. At June 30, 2001, the Company had forward purchase and sales contracts for 50,000 and 190,000 tonnes (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would result in gains or losses of approximately $3.2 million, respectively.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with this report:

     10.1 Purchase Agreement dated July 9, 2001 between Tioxide Europe Limited and Imperial Chemical Industries PLC.

     (b) The Company filed no reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HUNTSMAN INTERNATIONAL HOLDINGS LLC



                              /s/ L. Russell Healy
                              -----------------------------------------------
                              L. RUSSELL HEALY
                              Senior Vice President and Finance Director
                              (Authorized Signatory and Principal
                              Financial and Accounting Officer)



Date:  August 14, 2001

                               INDEX TO EXHIBITS


Exhibits

10.1 Purchase Agreement dated July 9, 2001 between Tioxide Europe Limited and Imperial Chemical Industries PLC.