Form 10-K/A
period 2001-12-31
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2002-04-19
CIK 1092825

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                        Commission file number 333-88057

                       HUNTSMAN INTERNATIONAL HOLDINGS LLC
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             87-0630359
-----------------------------                               ------------------
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

Yes     X      No
      -----       -----

On March 31, 2002, 1,000 membership interests of Huntsman International Holdings LLC were outstanding.

================================================================================

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A amends "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K" contained in the 2001 Annual Report on Form 10-K (the "2001 10-K") filed by Huntsman International Holdings LLC ("we," "our" or the "Company") on April 1, 2002. Pursuant to Rule 12b-15 of the General Regulations under the Securities Exchange Act of 1934, (i) this Form 10-K/A amends the 2001 10-K to revise the exhibit schedule and to include exhibits that we inadvertently failed to include in the 2001 10-K, and (ii) only amends "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the 2001 10-K, all other portions of the 2001 10-K remain in effect as filed.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.     Consolidated Financial Statements:
             See Index to Consolidated Financial Statements on page F-1

(a)   2.     Financial Statement Schedule:
             See Index to Consolidated Financial Statements on page F-1

(a)   3.     Description of Exhibits

      3.1 Certificate of Formation of Huntsman International Holdings LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-88057))

      3.2 Certificate of Amendment to Certificate of Formation of Huntsman ICI Holdings LLC (incorporated by reference to Exhibit 3.3 to our annual report on Form 10-K for the year ended December 31, 2000)

      3.3 Second Amended and Restated Limited Liability Company Agreement of Huntsman International Holdings LLC dated December 20, 2001

      4.1 Amended and Restated Indenture, dated as of August 2, 1999, between Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings
             LLC) and Bank One, N.A., as Trustee, relating to the 13.375% Senior Discount Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No.
             333-88057))

      4.2 Form of certificate of 13.375% Senior Discount Note due 2009 (included as Exhibit A-3 to Exhibit 4.1)

      4.3 Exchange and Registration Rights Agreement, dated as of August 2, 1999, among Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and the Purchasers named therein, relating to the 13.375% Senior Discount Notes due 2009 (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-4 (File No. 333-88057))

      4.4 Indenture, dated as of June 30, 1999, among Huntsman ICI Chemicals LLC, the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-4 (File No. 333-88057))

      4.5 First Amendment, dated January 5, 2000, to Indenture dated as of June 30, 1999 among Huntsman International LLC (f/k/a Huntsman ICI Chemicals), as Issuer, the Guarantors named therein and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-4 (File No. 333-88057))

      4.6 Form of certificate of 10 1/8% Senior Subordinated Notes due 2009 denominated in dollars (included in Exhibit A-3 to Exhibit 4.4) (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-88057))

      4.7 Form of certificate of 10 1/8% Senior Subordinated Notes due 2009 denominated in euros (included in Exhibit A-4 to Exhibit 4.4) (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-4 (File No. 333-88057))

      4.8 Form of Guarantee (included in Exhibit E to Exhibit 4.4) (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-4 (File No. 333-88057))

      4.9 Amended and Restated Indenture, dated as of December 20, 2001, between Huntsman International Holdings LLC and Bank One, N.A., as Trustee, relating to the 8% Senior Subordinated Reset Discount Notes due 2009

      4.10 Form of certificate of 8% Senior Subordinated Discount due 2009 (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))

      4.11 Registration Rights Agreement dated as of June 30, 1999, by and among Huntsman ICI Holdings LLC, and the holders of the 8% Senior Subordinated Discount Notes due 2009 specified therein

      4.12 Private Sale Letter Agreement, dated December 20, 2001, between Huntsman International Holdings LLC and ICI Finance plc

      4.13 Form of Registration Rights Agreement among Huntsman International Holdings LLC and the Holders as defined therein

      4.14 Form of Registration Rights Agreement, among Huntsman International Holdings LLC and the Initial Purchasers as defined therein

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

      10.6 Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-88057))

      10.7 Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-88057))

      10.8 Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-88057))

      10.9 Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-88057))

      10.10 Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-88057))*

      10.11 Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))*

      10.12 Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)**

      10.13 Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-88057))*

      10.14 Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited

             (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)**

      10.15 First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.16 Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.17 Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.18 Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit
             10.24 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.19 Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to
             Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.20 Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc, Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31,
             2000)

      10.21 U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.22 Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.23 U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (UK) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2000)

      10.24 Amendment Agreement, dated December 20, 2001, between Imperial Chemicals Industries PLC, ICI Alta, Inc. and Huntsman Specialty Chemicals Corporation, to amend the Contribution Agreement dated as of April 15, 1999

      10.25 Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto

      10.26 Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto

      21.1   Subsidiaries of Huntsman International Holdings LLC

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Huntsman International Holdings LLC



        Dated:  April 19, 2002    By:             /s/ J. KIMO ESPLIN
                                      ------------------------------------------
                                                    J. KIMO ESPLIN
                                             EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER