Form 10-Q
period 2002-03-31
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2002-05-15
CIK 1092825

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                        Commission file number 333-88057

                       HUNTSMAN INTERNATIONAL HOLDINGS LLC
             (Exact name of registrant as specified in its charter)

           Delaware                                             87-0630359
-------------------------------                            ---------------------
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

Yes   X    No

On May 15, 2002, 1,000 member equity units of Huntsman International Holdings LLC were outstanding.

================================================================================

                       HUNTSMAN INTERNATIONAL HOLDINGS LLC
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION...................................................................................2
        ITEM 1.  FINANCIAL STATEMENTS...........................................................................2
                Consolidated Balance Sheets.....................................................................2
                Consolidated Statements of Operations and Comprehensive Loss....................................3
                Consolidated Statements of Equity...............................................................4
                Consolidated Statements of Cash Flows...........................................................5
                Notes to Consolidated Financial Statements......................................................6
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........15
        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................26
PART II - OTHER INFORMATION....................................................................................27
        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................27

     Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

                                                                 March 31, 2002         December 31, 2001
                                                               -------------------     -------------------
                              ASSETS
         CURRENT ASSETS:
            Cash and cash equivalents                           $            55.9       $            83.9
            Accounts and notes receivable (net of
                allowance for doubtful accounts of
                $17.5 and $15.2, respectively)                              524.8                   501.6
            Inventories                                                     474.7                   501.4
            Prepaid expenses                                                 15.7                    10.7
            Other current assets                                             46.8                    47.4
                                                               --------------------    --------------------
                TOTAL CURRENT ASSETS                                      1,117.9                 1,145.0

         Property, plant and equipment, net                               2,807.9                 2,839.5
         Investment in unconsolidated affiliates                            145.8                   147.0
         Intangible assets, net                                             386.8                   389.3
         Other noncurrent assets                                            298.1                   305.7
                                                               --------------------    --------------------

                TOTAL ASSETS                                    $         4,756.5       $         4,826.5
                                                               ====================    ====================

                      LIABILITIES AND EQUITY
         CURRENT LIABILITIES:
            Accounts payable                                    $           276.2       $           266.7
            Accrued liabilities                                             429.8                   495.2
            Current portion of long-term debt                                 5.2                     6.8
            Deferred income taxes                                              --                     5.7
            Other current liabilities                                        59.7                    62.4
                                                               --------------------    --------------------
                TOTAL CURRENT LIABILITIES                                   770.9                   836.8

         Long-term debt                                                   3,313.7                 3,244.9
         Deferred income taxes                                              240.4                   262.6
         Other noncurrent liabilities                                       121.9                   121.4
                                                               --------------------    --------------------
                TOTAL LIABILITIES                                         4,446.9                 4,465.7
                                                               --------------------    --------------------

         COMMITMENTS AND CONTINGENCIES (NOTE 8)

         MINORITY INTERESTS                                                   8.9                     7.8
                                                               --------------------    --------------------

         EQUITY:
            Members' equity, 1,000 units                                    565.5                   565.5
            Retained deficit                                                (43.1)                  (11.7)
            Accumulated other comprehensive loss                           (221.7)                 (200.8)
                                                               --------------------    --------------------
                TOTAL EQUITY                                                300.7                   353.0
                                                               --------------------    --------------------

                TOTAL LIABILITIES AND EQUITY                    $         4,756.5       $         4,826.5
                                                               ====================    ====================

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE  LOSS
(UNAUDITED) (Dollars in Millions)

                                                  Three months     Three months
                                                     ended             ended
                                                 March 31, 2002   March 31, 2001
                                                ---------------  ----------------
REVENUES:
    Trade sales and services                     $     921.6     $     1,046.1
    Related party sales                                 76.3             105.5
                                                --------------  ----------------
TOTAL REVENUES                                         997.9           1,151.6
COST OF GOODS SOLD                                     872.4             985.6
                                                --------------  ----------------
GROSS PROFIT                                           125.5             166.0

EXPENSES:
    Selling, general and administrative                 88.7              80.3
    Research and development                            12.3              16.4
                                                --------------  ----------------
        Total expenses                                 101.0              96.7
                                                --------------  ----------------
OPERATING INCOME                                        24.5              69.3

Interest expense, net                                   72.3              77.8
Loss on sale of accounts receivable                      3.6               2.2
Other income                                             0.4               6.4
                                                --------------  ----------------
LOSS BEFORE INCOME TAXES                               (51.0)             (4.3)
Income tax benefit                                      20.4               2.1
Minority interests in subsidiaries                       0.8               0.7
                                                --------------  ----------------
LOSS BEFORE ACCOUNTING CHANGE                          (31.4)             (2.9)
Cumulative effect of accounting change                    --              (1.5)
                                                --------------  ----------------
NET LOSS                                               (31.4)             (4.4)
Other comprehensive loss -
 Foreign currency translation adjustments              (20.6)            (60.3)
 Cumulative effect of accounting change                   --              (1.1)
 Net unrealized loss on derivative instruments          (0.3)             (7.7)
                                                --------------  ----------------
COMPREHENSIVE LOSS                               $     (52.3)    $       (73.5)
                                                ==============  ================

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Dollars in Millions)

                                                                                  Accumulated
                                        Members' Equity                              Other
                                        ---------------           Retained       Comprehensive
                                      Units          Amount        Deficit            Loss             Total
                                   -----------    -----------    ----------     ---------------    -------------
    Balance, January 1, 2002          1,000       $    565.5     $   (11.7)     $       (200.8)    $     353.0
    Net loss                                                         (31.4)                              (31.4)
    Other comprehensive loss                                                             (20.9)          (20.9)
                                   -----------    -----------    ----------     ---------------    -------------
    Balance, March 31, 2002           1,000       $    565.5     $   (43.1)     $       (221.7)    $     300.7
                                   ===========    ===========    ==========     ===============    =============

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)

                                                                Three Months            Three Months
                                                                   Ended                   Ended
                                                               March 31, 2002          March 31, 2001
                                                            ------------------      --------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $           (31.4)      $            (4.4)
      Adjustments to reconcile net income to net cash
        from operating activities:
          Equity in earnings of investment in
           unconsolidated affiliates                                        --                    (0.1)
          Minority interests in subsidiaries                               0.8                     0.7
          Loss (gain) on foreign currency transactions                    (3.1)                    6.1
          Depreciation and amortization                                   62.6                    57.8
          Interest on subordinated notes                                  22.5                    18.2
          Deferred income taxes                                          (23.0)                  (10.6)
          Changes in operating assets and liabilities -
           net of effects of acquisitions:
              Accounts and notes receivables                             (31.8)                  (30.6)
              Inventories                                                 21.7                    (3.5)
              Prepaid expenses                                            (5.3)                   (1.0)
              Other current assets                                        (0.6)                   (9.4)
              Accounts payable                                            14.2                   (44.5)
              Accrued liabilities                                        (59.8)                  (58.2)
              Other current liabilities                                    0.8                     7.6
              Other noncurrent assets                                      4.7                    24.9
              Other noncurrent liabilities                                 1.7                     4.7
                                                            --------------------    --------------------
      NET CASH USED IN OPERATING ACTIVITIES                              (26.0)                  (42.3)
                                                            --------------------    --------------------

      INVESTING ACTIVITIES:
      Restricted deposit for acquisition                                    --                  (173.2)
      Acquisition of businesses                                             --                   (33.4)
      Capital expenditures                                               (47.2)                  (45.6)
      Cash received from unconsolidated affiliates                         0.9                     1.5
      Advances to unconsolidated affiliates                               (0.7)                   (0.8)
                                                            --------------------    --------------------
      NET CASH USED IN INVESTING ACTIVITIES                              (47.0)                 (251.5)
                                                            --------------------    --------------------

      FINANCING ACTIVITIES:
      Borrowings under credit facilities                                  95.0                   108.8
      Repayments of credit facilities                                   (343.5)                     --
      Issuance of senior notes                                           300.0                      --
      Issuance of senior subordinated notes                                 --                   191.1
      Debt issuance costs                                                 (9.6)                   (3.7)
                                                            --------------------    --------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           41.9                   296.2
                                                            --------------------    --------------------

      Effect of exchange rate changes on cash                              3.1                   (12.9)
                                                            --------------------    --------------------
      Decrease in cash and cash equivalents                              (28.0)                  (10.5)
      Cash and cash equivalents at beginning of period                    83.9                    66.1
                                                            --------------------    --------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $            55.9       $            55.6
                                                            ====================    ====================

           See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     Huntsman International Holdings LLC, through its wholly-owned subsidiary, Huntsman International LLC ("Huntsman International"), is a global manufacturer and marketer of specialty and commodity chemicals through four principal businesses: Polyurethanes, Pigments, Base Chemicals and Performance Products. During 2002, the Company realigned its principal business segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals. For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman International Holdings LLC and, where the context requires, its subsidiaries.

     The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2001.

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

     RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

     DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. See, "Note 6, Derivatives and Hedging Activities" below.

     RECENT FINANCIAL ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustments to the amortization period of intangible assets were necessary.

     SFAS No. 142 provides for a six-month transitional period for the Company to perform an initial assessment of whether there is an indication that goodwill is impaired. The Company expects to complete that analysis by June 30, 2002, as required. SFAS No. 142 also requires goodwill to be tested for impairment annually and if certain events occur.

     The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the three months ended March 31, 2002. The pro forma net income, assuming the change in accounting principle was applied retroactively to January 1, 2001, would not have changed for the three months ended March 31, 2001.

     On January 1, 2002, the Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

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

3.   INVENTORIES

     Inventories consist of the following (dollars in millions):

                                          March 31, 2002          December 31, 2001
                                        --------------------    --------------------
         Raw materials                   $           101.5       $           132.5
         Work in progress                             21.9                    20.4
         Finished goods                              329.7                   328.7
                                        --------------------    --------------------
              SUBTOTAL                               453.1                   481.6
         Materials and supplies                       21.6                    19.8
                                        --------------------    --------------------
              NET                        $           474.7       $           501.4
                                        ====================    ====================

4.   INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2002 are as follows (dollars in millions):

                                                           Carrying          Accumulated
                                                            Amount           Amortization            Net
                                                        ---------------    ----------------    ---------------

         Patents, trademarks, and technology              $      339.1       $       71.7        $     267.4
         Debt issuance costs                                      94.6               30.3               64.3
         Non-compete agreements                                   48.8               25.5               23.3
         Other intangibles                                        35.1                3.3               31.8
                                                        ---------------    ----------------    ---------------

         TOTAL                                            $      517.6       $      130.8        $     386.6
                                                        ===============    ================    ===============

Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

                                                                                          Annual Expense
                                                                                    ---------------------------
         2002 through 2004                                                               $           46.8
         2005 through 2006                                                               $           38.2

5.   LONG-TERM DEBT

     Long-term debt outstanding as of March 31, 2002 and December 31, 2001 is as follows (dollars in millions):

                                                               March 31, 2002           December 31, 2001
                                                          ------------------------     -------------------------
     Senior Secured Credit Facilities:
       Revolving loan facility                              $            96.4            $          110.6
       Term A dollar loan                                               109.7                       195.6
       Term A euro loan (in United States dollar
        equivalent)                                                     115.4                       208.6
       Term B loan                                                      526.3                       553.7
       Term C loan                                                      526.3                       553.7
     Senior Notes                                                       300.0                          --
     Senior Subordinated Notes                                          997.7                     1,003.1
     Senior Discount Notes                                              242.7                       242.7
     Senior Subordinated Discount Notes                                 265.3                       265.3
     Less discount                                                      (51.6)                      (56.4)
     Accrued interest on Discount Notes                                 167.9                       150.2
     Other long-term debt                                                22.8                        24.6
                                                          ------------------------     -------------------------
       SUBTOTAL                                                       3,318.9                     3,251.7
     Less current portion                                                (5.2)                       (6.8)
                                                          ------------------------     -------------------------
       TOTAL                                                $         3,313.7            $        3,244.9
                                                          ========================     =========================

     SENIOR NOTES OFFERING

     On March 18, 2002, the Company sold $300 million aggregate principal amount of 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. The Company used approximately
$58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of its senior secured credit facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the senior secured credit facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

     AMENDMENT OF SENIOR SECURED CREDIT FACILITIES

     On March 15, 2002, the Company entered into an amendment to its senior secured credit facilities. This amendment, among other things, allowed the Company to (i) issue the $300 million senior notes, (ii) apply a portion of the proceeds of the offering of the senior notes to substantially reduce the amortization payments on the term loan portion of its senior secured credit facilities due in 2002 and 2003, and (iii) temporarily repay outstanding principal amounts under the revolving portion of its senior secured credit facilities. This amendment also adjusted certain financial covenant levels in 2002 and 2003. Additionally, this amendment provided that the Company will not, and will not permit any of its subsidiaries to, amend, modify or terminate any provisions of the recently offered senior notes.

6.   DERIVATIVES AND HEDGING ACTIVITIES

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

     As of March 31, 2002 and 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $10.8 million and $9.7 million, respectively, which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. The effective portion of unrealized losses of approximately $0.3 million and $8.8 million were recorded as a component of other comprehensive loss, with the ineffective portion of approximately
$2.8 million recorded as interest income and $0.9 million of interest expense in the accompanying statement of operations for the three months ended March 31, 2002 and 2001, respectively. The effective portion of the mark-to-market effects is recorded in other comprehensive loss until the underlying interest payments affect earnings.

     Swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest income and a decrease in other current liabilities of approximately $2.1 million for the three months ended March 31, 2002 and an increase in interest expense and other current liabilities of approximately $5.5 million for the three months ended March 31, 2001.

     FOREIGN CURRENCY RATE HEDGING

     The Company enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2002, the Company maintained forward contracts with a fair value of $5.3 million. As of March 31, 2001, there were no outstanding contracts. These amounts are recorded as other current liabilities in the accompanying balance sheet. During the three months ended March 31, 2001, the Company recognized $1.5 million in loss from these activities. In the first quarter 2002, the amount was not significant.

     COMMODITY PRICE HEDGING

     Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive loss until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statements of operations. For the three months ended March 31, 2002, there were no net gains or losses on derivatives qualifying as cash flow hedges. The fair value of all commodity derivatives included as other current assets is $0.1 million as of March 31, 2002. The fair value of commodity derivatives included in other current liabilities is $0.1 million as of March 31, 2002.

     During the three months ended March 31, 2002, the Company recorded $0.8 million as an increase in cost of goods sold related to net losses from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of March 31, 2002, $0.7 million was included in other current assets and liabilities. For the three months ended March 31, 2001, these activities were not material.

     NET INVESTMENT HEDGING

     The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced a net loss of approximately $9.4 million and a net gain of approximately $19.8 million in other comprehensive loss (foreign currency translation adjustments) for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and 2001, the cumulative net gain was approximately $53.8 and $65.6 million, respectively.

7.   RESTRUCTURING AND PLANT CLOSING COSTS

     As of December 31, 2001, the Company had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the three months ended March 31, 2002, the Company made cash payments of approximately $10 million in workforce reductions. At March 31, 2002 there was $21.3 million remaining in accrued liabilities consisting of $20.5 million for workforce reductions and $0.8 million for other exit costs.

8.   COMMITMENTS AND CONTINGENCIES

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

9.   ENVIRONMENTAL MATTERS AND MTBE DEVELOPMENTS

     The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

     A spill at the Company's North Tees facility was discovered on March 27, 2001. The U.K. Environmental Agency ("EA") issued an enforcement notice with respect to the spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the site. The requirements of that notice were complied with, to the satisfaction of the EA, by the end of May 2001. The Company contained the spill and conducted a program to reclaim the material. On May 1, 2002, the EA informed the Company that it intends to initiate prosecution of the Company for the spill sometime in the near future. If, as a result of that prosecution, the Company is found legally responsible for the spill, the Company could face penalties. Although the Company can give no assurances, based on currently available information and the Company's understanding of similar investigations and penalties in the past, management believes that, if the Company is ultimately found to be legally responsible, the probable penalties would not be material to the Company's financial position or results of operations.

     With respect to MTBE (one of the Company's products), in a California case decided on April 16, 2002, three oil companies were found by a jury to be responsible for polluting South Lake Tahoe groundwater with the gasoline additive MTBE. In one finding, MTBE was deemed to be defective under California law because its potential effects on water quality had been withheld. Damages have not yet been assessed in that case. While this case alone does not constitute legal precedent, findings of this kind could encourage similar claims or findings and may result in an adverse effect on the market for MTBE in the United States and elsewhere. The Company is not a defendant in any pending MTBE case, and management of the Company believes that the Company would have strong defenses in the event such a case were brought against it. However, there can be no certainty as to the outcome of any such litigation.

     Also in April, the United States Senate passed a bill that would ban in four years the use of MTBE in gasoline in the United States. To date, no similar legislation has been passed by the House of Representatives. The Senate bill in its present form is controversial, both on matters related to MTBE and with respect to other energy policies. It is scheduled for House-Senate conference later this year. Whether this bill in its present or a similar form will become law is unkown at this time.

10.  INDUSTRY SEGMENT INFORMATION

     The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Pigments, Base Chemicals and Performance Products. During 2002, the Company realigned its principal business segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments and the former Petrochemicals segment was renamed Base Chemicals.

     The major products of each reportable operating segment are as follows:

                  SEGMENT                                           PRODUCTS
       ------------------------------ -------------------------------------------------------------
       Polyurethanes                  MDI, TDI, TPU, polyols, aniline, PO, TBA, and MTBE
       Pigments                       Titanium dioxide ("TiO2")
       Base Chemicals                 Ethylene, propylene, benzene, cyclohexane and paraxylene
       Performance Products           Surfactants and ethyleneamines

     Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2002 and 2001, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 6% and 7%, respectively, of consolidated revenues.

     The net sales, segment income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

                                                                           Three Months           Three Months
                                                                              Ended                  Ended
                                                                          March 31, 2002         March 31, 2001
                                                                         -----------------      -----------------
NET SALES:
    Polyurethanes                                                         $        488.4         $       567.5
    Pigments                                                                       202.2                 228.0
    Base Chemicals                                                                 213.6                 367.6
    Performance Products                                                           111.7                  13.4
        Eliminations                                                               (18.0)                (24.9)
                                                                         -----------------      -----------------
          TOTAL                                                           $        997.9         $     1,151.6
                                                                         =================      =================

SEGMENT INCOME (1):
    Polyurethanes                                                         $         54.1         $        30.8
    Pigments                                                                         0.2                  40.3
    Base Chemicals                                                                 (18.8)                 18.6
    Performance Products                                                             4.8                   2.4
                                                                         -----------------      -----------------
          TOTAL                                                           $         40.3         $        92.1
                                                                         =================      =================

EBITDA (2):
    Polyurethanes                                                         $         87.2         $        64.1
    Pigments                                                                        10.9                  50.7
    Base Chemicals                                                                  (7.5)                 29.5
    Performance Products                                                             6.9                   2.5
    Unallocated administrative and other items(3)                                  (13.6)                (15.5)
                                                                         -----------------      -----------------
          TOTAL EBITDA                                                              83.9                 131.3

    Depreciation & amortization                                                    (62.6)                (57.8)
    Interest expense, net                                                          (72.3)                (77.8)
                                                                         -----------------      -----------------
    INCOME (LOSS) BEFORE INCOME TAXES                                     $        (51.0)        $        (4.3)
                                                                         =================      =================

(1) Segment Income is defined as operating income excluding unallocated corporate overhead.
(2) EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization and taxes.
(3) Unallocated administrative and other items includes unallocated corporate overhead, loss on the sale of accounts receivable and other non-operating income (expense).

11.  RECENT EVENTS

     ACQUISITION OF MINORITY INTEREST IN TIOXIDE SOUTHERN AFRICA (PTY.) LTD.

     The Company intends to acquire the 40% minority interest in Tioxide Southern Africa (Pty.) Ltd. that is currently held by AECI Limited. The purchase price for this interest is expected to be approximately $9 million. The Company expects to close this transaction during the second quarter 2002. The closing will be subject to certain conditions, including any necessary governmental or other third-party approvals as well as the negotiation of definitive documentation. After this acquisition, Tioxide Southern Africa (Pty.) Ltd. will be an indirect, wholly-owned subsidiary of the Company.

     SALE OF EQUITY INTERESTS

     On November 2, 2000, ICI, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Huntsman International and the Company entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers, and Huntsman Specialty or its permitted designated buyers have a right to buy, the 30% of the membership interests of the Company that are indirectly held by ICI. Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase ICI's equity interest in the Company. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of ICI's equity interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for ICI's equity interest. The amended option agreement also requires Huntsman Specialty to cause the Company to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from the Company's senior secured lenders and Huntsman International's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes, as well as under the indentures governing the Company's outstanding high yield notes (the "Holdings Notes"). At March 31, 2002, the terms of the indentures governing the Holdings Notes do not permit the Company to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for ICI's equity interest, Huntsman Specialty granted ICI a lien on one-half of its 60% equity interest in the Company.

     CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION AND HUNTSMAN POLYMERS CORPORATION

     The Company is party to certain arrangements with Huntsman Corporation, an entity that together with its affiliates indirectly holds 60% of the Company's membership interests. In October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist it and certain of its domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. Huntsman Corporation is not in compliance with certain financial covenants in its credit facilities, but, in December 2001, entered into amendment, forbearance and waiver agreements (collectively, the "Amendment Agreement") relating to its credit facilities. Under the Amendment Agreement, existing defaults and some future defaults were waived, and the lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002.

     Unless Huntsman Corporation restructures its debt before June 30, 2002, or the Forbearance Period is extended beyond June 30, 2002, or the rights of Huntsman Corporation's lenders are stayed, Huntsman Corporation's lenders could pursue certain remedies including foreclosure on a pledge of Huntsman Corporation's 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of the equity interests of the Company. Foreclosure on the HSCHC equity would result in a change of control within the meaning of the indentures governing Holdings Notes, the indentures governing Huntsman International's senior notes and senior subordinated notes, and the senior secured credit facilities. Although there can be no assurance that Huntsman Corporation will be successful in restructuring its debt, Huntsman

Corporation is currently in discussions with the agent bank concerning the amendment and restatement of its credit facilities.

     Huntsman Corporation also failed to make the interest payment on its senior subordinated notes on January 1, 2002. Huntsman Corporation is discussing the possible restructuring of its indebtedness with representatives of the holder of a majority of its notes. A restructuring could result in a change of control within the meaning of the indentures governing Huntsman International's senior notes and senior subordinated notes, the senior secured credit facilities, as well as under the indentures governing the Holdings Notes.

     In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged one-half of its 60% equity interest in the Company to ICI. A foreclosure by ICI on these equity interests would result in a change of control under the indentures governing Huntsman International's senior notes and senior subordinated notes, the senior secured credit facilities, as well as under the indentures governing the Holdings Notes. A change of control would constitute a default under the Company's senior secured credit facilities. It would also entitle (i) the holders of the Huntsman International's senior notes and senior subordinated notes to exercise their rights to require the Huntsman International to repurchase these notes from them, and (ii) the holders of the Holdings Notes to exercise their rights to require the Company to repurchase the Holdings Notes from them. Under such circumstances there can be no assurance that the Company or Huntsman International would have sufficient funds to purchase all the notes.

     Neither the Company nor Huntsman International has guaranteed or provided any other credit support to Huntsman Corporation under its credit facilities or notes. No events of default under Huntsman Corporation's credit facilities or its notes, nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the indentures governing the Holdings Notes or the indentures governing Huntsman International's senior notes and senior subordinated notes or under the senior secured credit facilities, except insofar as foreclosure on the stock of HSCHC would constitute a "change of control" as described in the preceding paragraphs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We derive our revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in four segments: Polyurethanes (our polyurethanes and PO business); Base Chemicals (our olefins and aromatics business in the United Kingdom); Pigments (our titanium dioxide business); and Performance Products (our surfactants and ethyleneamines business). During 2002, we realigned our principal business segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals.

     The profitability of our four principal business segments is impacted to varying degrees by economic conditions, prices of raw materials, customers' inventory levels, global supply and demand pressures as well as other seasonal and, to a limited extent, cyclical factors. Generally, the global market for our polyurethanes and performance products has grown at rates in excess of global GDP growth, while the demand for our petrochemical and pigments products has historically grown at rates that are approximately equal to global GDP growth.

RECENT EVENTS

     ACQUISITION OF MINORITY INTEREST IN TIOXIDE SOUTHERN AFRICA (PTY.) LTD.

     We intend to acquire the 40% minority interest in Tioxide Southern Africa (Pty.) Ltd. that is currently held by AECI Limited. The purchase price for this interest is expected to be approximately $9 million. We expect to close this transaction during the second quarter 2002. The closing will be subject to certain conditions, including all necessary governmental and third-party approvals as well as the negotiation of definitive documentation. After this acquisition, Tioxide Southern Africa (Pty.) Ltd. will be an indirect, wholly-owned subsidiary of our Company.

     SENIOR NOTES OFFERING

     On March 18, 2002, we sold $300 million aggregate principal amount of our 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. For more information, see "--Liquidity and Capital Resources--Senior Notes Offering."

     AMENDMENT OF OUR SENIOR SECURED CREDIT FACILITIES

     On March 15, 2002, we entered into an amendment to our senior secured credit facilities. This amendment, among other things, allowed us to (i) issue the $300 million senior notes, (ii) apply a portion of the proceeds of the offering of the senior notes to substantially reduce the amortization payments on the term loan portion of our senior secured credit facilities due in 2002 and 2003, and (iii) temporarily repay outstanding principal amounts under the revolving portion of our senior secured credit facilities. This amendment also adjusted certain financial covenant levels in 2002 and 2003. Additionally, this amendment provided that we will not, and will not permit any of our subsidiaries to, amend, modify or terminate any provisions of the recently offered senior notes.

     SALE OF EQUITY INTERESTS

     On November 2, 2000, Imperial Chemical Industries PLC ("ICI"), Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Huntsman International and our Company, entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers, and Huntsman Specialty or its permitted designated buyers have a right to buy, the 30% of the membership interests in our Company that are indirectly held by ICI. Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase ICI's equity interest in the Company. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of ICI's equity interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for ICI's equity interest. The amended option agreement also requires Huntsman Specialty to cause us to pay up to $112 million of dividends to our members, subject to certain conditions. These conditions include the receipt of consent from the Company's senior secured lenders and its ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes, as well as the indentures governing the Holdings Notes. At March 31, 2002, the terms of the indentures governing the Holdings Notes do not permit us to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for ICI's equity interest, Huntsman Specialty granted ICI a lien on one-half of its 60% equity interest in our Company.

     CERTAIN EVENTS AFFECTING HUNTSMAN CORPORATION AND HUNTSMAN POLYMERS CORPORATION

     We are party to certain arrangements with Huntsman Corporation, an entity that together with its affiliates indirectly holds 60% of our membership interests. In October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist it and certain of its domestic subsidiaries in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. Huntsman Corporation is not in compliance with certain financial covenants in its credit facilities, but, in December 2001, entered into amendment, forbearance and waiver agreements (collectively, the "Amendment Agreement") relating to its credit facilities. Under the Amendment Agreement, existing defaults and some future defaults were waived, and the lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002.

     Unless Huntsman Corporation restructures its debt before June 30, 2002, or the Forbearance Period is extended beyond June 30, 2002, or the rights of Huntsman Corporation's lenders are stayed, Huntsman Corporation's lenders could pursue certain remedies including foreclosure on a pledge of Huntsman Corporation's 80.1% equity interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"). HSCHC owns 100% of Huntsman Specialty, which in turn owns 60% of the equity interests of our Company. Foreclosure on the HSCHC equity would result in a change of control within the meaning of the indentures governing the Holdings Notes, the indentures governing Huntsman International's senior notes and senior subordinated notes, and the senior secured credit facilities. Although there can be no assurance that Huntsman Corporation will be successful in restructuring its debt, Huntsman Corporation is currently in discussions with the agent bank concerning the amendment and restatement of its credit facilities.

     Huntsman Corporation also failed to make the interest payment on its senior subordinated notes on January 1, 2002. Huntsman Corporation is discussing the possible restructuring of its indebtedness with representatives of the holder of a majority of its notes. A restructuring could result in a change of control within the meaning of the indentures governing Huntsman International's senior notes and senior subordinated notes, the senior secured credit facilities, as well as under the indentures governing the Holdings Notes.

     In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged one-half of its 60% equity interest in our Company to ICI. A foreclosure by ICI on such equity would result in a change of control under the indentures governing Huntsman International's senior notes and senior subordinated notes, the senior secured credit facilities, as well as under the indentures governing the Holdings Notes. A change of control would constitute a default under the Company's senior secured credit facilities. It would also entitle (i) the holders of Huntsman International's senior notes and senior subordinated notes to exercise their rights to require Huntsman International to repurchase these notes from them and (ii) the holders of the Holdings Notes to exercise their rights to require us to repurchase the Holdings Notes from them. Under such circumstances, there can be no assurance that the we or Huntsman International would have sufficient funds to purchase all the notes.

     Neither we nor Huntsman International has guaranteed or provided any other credit support to Huntsman Corporation under its credit facilities or its notes or to Huntsman Polymers Corporation under its notes. No events of default under Huntsman Corporation's credit facilities, notes or Huntsman Polymers Corporation's notes, nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the indentures governing the Holdings Notes, Huntsman International's senior notes and senior subordinated notes or under our senior secured credit facilities, except insofar as foreclosure on the stock of HSCHC would constitute a "change of control" as described in the preceding paragraphs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) (DOLLARS IN MILLIONS)

                                                                            THREE MONTHS         THREE MONTHS
                                                                                ENDED                ENDED
                                                                           MARCH 31, 2002        MARCH 31,2001
                                                                         ------------------    ------------------
Revenues                                                                  $          997.9       $       1,151.6
Cost of goods sold                                                                   872.4                 985.6
                                                                         ------------------    ------------------
Gross profit                                                                         125.5                 166.0
Expenses of selling, general and administrative, research and
  development                                                                        101.0                  96.7
                                                                         ------------------    ------------------
Operating income                                                                      24.5                  69.3
Interest expense, net                                                                 72.3                  77.8
Loss on sale of accounts receivable                                                    3.6                   2.2
Other income (expense)                                                                 0.4                   6.4
                                                                         ------------------    ------------------
Net income (loss) before income taxes and minority interest                          (51.0)                 (4.3)
Income tax benefit                                                                    20.4                   2.1
Minority interests in subsidiaries                                                     0.8                   0.7
Cumulative effect of accounting change                                                  --                  (1.5)
                                                                         ------------------    ------------------
Net loss                                                                  $          (31.4)      $          (4.4)
                                                                         ==================    ==================

Depreciation and amortization                                             $           62.6       $          57.8
                                                                         ------------------    ------------------
EBITDA(1)                                                                 $           83.9       $         131.3
Loss on sale of accounts receivable(2)                                                 3.6                   2.2
                                                                         ------------------    ------------------
Adjusted EBITDA                                                           $           87.5       $         133.5
                                                                         ==================    ==================

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

     For the three months ended March 31, 2002, we had a net loss of $31.4 million on revenues of $997.9 million, compared to a net loss of $4.4 million on revenues of $1,151.6 million for the same period in 2001. The decrease of $27.0 million in net income was the result of the following items:

     - Revenues for the three months ended March 31, 2002 decreased by $153.7 million, or 13%, to $997.9 million from $1,151.6 million during the same period in 2001. This decrease in revenue resulted from lower sales in the Polyurethanes, Pigments and Base Chemicals segments which were partially offset by increased sales in the Performance Products segment. Sales in the Performance Products segment benefited from the acquisition of the ethyleneamines business in February 2001 and the surfactants business in April 2001.

     - Gross profit for the three months ended March 31, 2002 decreased by $40.5, or 24%, to $125.5 million from $166.0 million in the same period in 2001. This decline was mainly the result of lower average selling prices and higher raw materials costs in our Pigment and Base Chemicals segments as described below. These decreases were partially offset by higher gross profit in the Polyurethanes segment.

     - Selling, administrative and research & development ("SG&A") costs for the three months ended March 31, 2002 increased by $4.3 million mainly due to the Performance Products businesses acquired in early 2001. The increased SG&A from these new businesses was partially offset by reduced SG&A in the Polyurethanes segment.

     - Net interest expense for the three months ended March 31, 2002 decreased by $5.5 million or 7% to $72.3 million from $77.8 million for the same period in 2001. The decrease was primarily due to lower market interest rates in the 2002 period and a favorable impact from adjusting interest rate instruments to fair value in accordance with SFAS No.133.

     - Income taxes decreased by $18.3 million to a $20.4 million tax benefit for the three months ended March 31, 2002 as compared to a $2.1 million benefit for the same period in 2001. Lower taxes were due primarily to decreased earnings for the period and a change in the mix of income
         (loss) earned in the United States versus international locations.

     The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                            MARCH 31, 2002        MARCH 31, 2001
                                                                           ------------------    ------------------
   REVENUES
   Polyurethanes                                                             $       488.4         $       567.5
   Pigments                                                                          202.2                 228.0
   Base Chemicals                                                                    213.6                 367.6
   Performance Products                                                              111.7                  13.4
   Eliminations                                                                      (18.0)                (24.9)
                                                                           ------------------    ------------------
     TOTAL                                                                   $       997.9         $     1,151.6
                                                                           ==================    ==================

   SEGMENT INCOME (LOSS)
   Polyurethanes                                                             $        54.1         $        30.8
   Pigments                                                                            0.2                  40.3
   Base Chemicals                                                                    (18.8)                 18.6
   Performance Products                                                                4.8                   2.4
                                                                           ------------------    ------------------
     TOTAL                                                                            40.3                  92.1

   UNALLOCATED ITEMS
   Administrative and other(1)                                                        19.8                  20.8
   Interest expense, net                                                              72.3                  77.8
   Income taxes                                                                      (20.4)                 (2.1)
                                                                           ------------------    ------------------
   NET LOSS                                                                  $       (31.4)        $        (4.4)
                                                                           ==================    ==================

(1) Administrative and other includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense) and unallocated depreciation and amortization.

POLYURETHANES

     Polyurethanes revenues for the three months ended March 31, 2002 decreased by $79.1 million, or 14%, to $488.4 million from $567.5 million for the same period in 2001. MDI sales volumes in the Americas, Asia and Europe decreased by 24%, 9% and 1%, respectively, as compared to the 2001 period. Volumes in the Americas were lower primarily as a result of reduced sales under co-producer arrangements as well as the economic slowdown in the United States and the economic crisis in Argentina. Polyol sales increased by 3%, due to a 9% increase in volumes, partially offset by a decrease in average selling prices. A substantial portion of the lower MDI and polyol average selling prices was due to a weakening in the value of the euro versus the dollar. PO sales remained largely unchanged as a 7% increase in sales volumes was offset by a decrease in the average PO sales price. MTBE sales in the first quarter 2002 decreased by 27% from the same period in 2001. Sales volumes were unchanged from the prior year; however, MTBE sales declined due to lower average selling prices. The decline in average selling prices for MTBE was primarily the result of lower gasoline prices.

     Polyurethanes segment income for the three months ended March 31, 2002 increased by $23.3 million, or 75%, to $54.1 million from $30.8 million for the same period in 2001. The increase in earnings was mainly due to increased gross profit in PO/MTBE, offset by lower MDI and polyols gross profit. Gross profit on MDI and polyols decreased by 3% and 16% respectively. Lower gross profit on MDI was a result of lower sales volumes and average selling prices, partly offset by a lower benzene price in the 2002 period as compared to 2001. Polyols gross profit benefited from higher sales volumes which was more than offset by lower average selling prices. Gross profit in PO/MTBE increased significantly due to decreases in the cost of the major raw materials. In addition, SG&A costs for first quarter 2002 decreased by 5% from the first quarter 2001 primarily as a result of cost reduction efforts.

PIGMENTS

     Pigments revenues for the three months ended March 31, 2002 decreased by $25.8 million, or 11%, to $202.2 million from $228.0 million for the same period in 2001. Average selling prices decreased by 17% caused by unfavorable industry supply-demand balance over the past year while exchange rate movements had a 4% adverse impact. Sales volumes increased by 8% in the first quarter of 2002 as compared to the same period last year due to increased sales in the United States and Asia. Sales in Europe were down 0.3% from last year while sales in the United States and the rest of the world were up 13% and 21% respectively. Recovery in the United States and Asia is due to an increase in customer demand.

     Pigments segment income for the first quarter 2002 decreased by $40.1 million to $0.2 million from $40.3 million for the first quarter 2001. The decline in earnings was mainly due to lower gross profit resulting from lower revenues and adverse variance on raw materials and energy offset in part by the beneficial impact of lower costs outside the United States due to weakness of the pound and the euro versus the dollar. SG&A costs were also higher primarily as a result of costs associated with the implementation of our SAP software system and higher pension costs.

BASE CHEMICALS

     Base Chemicals revenues for the three months ended March 31, 2002 decreased by $154.0 million, or 42%, to $213.6 million from $367.6 million for the same period in 2001. Average selling prices fell significantly for most products with reductions averaging 33% due to lower feedstock prices and weaker demand. Sales volumes of ethylene fell by 6% while propylene sales volumes increased by 1%. Sales volumes of paraxylene fell by 9% while sales volumes of benzene and cyclohexane increased by 9% and 5% respectively.

     Base Chemicals segment income for the three months ended March 31, 2002 decreased by $37.4 million to a loss of $18.8 million from a profit of $18.6 million for the same period in 2001. Gross profit fell by $32.0 million to a loss of $11.0 million as lower revenues were only partially offset by lower raw material costs. SG&A costs in first quarter 2002 increased from first quarter 2001 due to foreign currency exchange losses, partially offset by lower administrative costs.

PERFORMANCE PRODUCTS

     Our Performance Products segment is made up of the ethyleneamines business, which was acquired from the Dow Chemical Company in February 2001 and the European surfactants business, which was acquired from Rhodia S.A. in April 2001. Comparative information is not available for this reporting period but will be provided beginning with the second quarter 2002.

UNALLOCATED ITEMS

     Unallocated administrative and other items includes unallocated corporate overhead, loss on the sale of accounts receivable, other non-operating income (expense) and unallocated depreciation and amortization. Unallocated administrative and other items decreased for the three months ended March 31, 2002 as compared to the same period in 2001, primarily due to lower legal costs. Net interest expense for the three months ended March 31, 2002 decreased by $5.5 million or 7% to $72.3 million from $77.8 million for the same period in 2001. The decrease was primarily due to lower market interest rates in the 2002 period and a favorable impact from adjusting interest rate instruments to fair value in accordance with SFAS No.133. Income taxes decreased by $18.3 million to a $20.4 million tax benefit for the three months ended March 31, 2002 as compared to a $2.1 million benefit for the same period in 2001. Lower taxes were due primarily to decreased earnings for the period and a change in the mix of income (loss) earned in the United States versus international locations.

LIQUIDITY AND CAPITAL RESOURCES

CASH

     Net cash used in operating activities for the three months ended March 31, 2002 was $26.0 million, as compared to $42.3 million for the same period in 2001. The decrease in cash used was attributable to a lower net investment in working capital, partially offset by a larger net loss during 2002 as compared to 2001.

     Net cash used in investing activities for the three months ended March 31, 2002 was $47.0 million, as compared to $251.5 million for the same period in 2001. The decrease in cash used was attributable to expenditures on acquisitions during 2001.

     Net cash provided by financing activities for the first quarter 2001 was $41.9 million, as compared to $296.2 million for the same period in 2002. During 2002, we issued $300 million senior notes, the proceeds of which were used to pay down $290.4 million of senior credit facilities and to pay $9.6 million of debt issuance costs. During the 2001 period, we issued (euro)250 million senior subordinated notes, the proceeds of which were used, together with cash flows from operations and borrowings under our revolving credit facility, to fund acquisitions, capital expenditures and a portion of net working capital investment.

DEBT

     As of March 31, 2002, we had $96.4 million of outstanding borrowings under its $400 million revolving credit facility and had approximately $56 million in cash balances. We also maintain $60 million of short-term, discretionary overdraft facilities, of which $16.3 million was available on March 31, 2002.

     As of March 31, 2002, we had outstanding variable rate borrowings of approximately $1,259 million and (euro)115 million. For the three months ended March 31, 2002, the weighted average interest rates of these borrowings were 5.8% and 6.7%, respectively. These rates do not consider the effects of interest rate hedging activities.

     We have guaranteed, on a senior basis, Huntsman International's obligations under the senior secured credit facilities. We have also pledged 100% of Huntsman International's membership interests as collateral under our guaranty of Huntsman International's obligations under the senior secured credit facilities.

     Under our Senior Discount Notes and our Senior Subordinated Reset Discount Notes, we do not pay interest or principal until maturity on December 31, 2009. The indebtedness of Huntsman International that restricts payments to us will mature prior to the maturity of our indebtedness. We anticipate that we will have the funds to pay the principal and interest of our notes at maturity from Huntsman International's distributions or refinancing of our indebtedness. However, we can make no assurances that the foregoing will occur.

SENIOR NOTES OFFERING

     On March 18, 2002, we sold $300 million aggregate principal amount of its 9.875% Senior Notes due 2009 in a private placement. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of its senior secured credit facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the senior secured credit facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our obligations under long-term debt (after giving effect to the amendment, dated March 15, 2002, to our senior secured credit facilities), lease agreements, and other contractual commitments are summarized below (dollars in millions):

                               LESS THAN                                               AFTER 5
                                1 YEAR            1-3 YEARS        4-5 YEARS            YEARS              TOTAL
     Long-term debt           $       2.7        $     177.9      $     182.1        $   2,941.6        $   3,304.3
     Capital lease
       obligations                    2.5                2.9              2.5                6.7               14.6
     Operating leases                15.6               20.4             10.6               39.3               85.9
                            ---------------    -------------    ---------------    ---------------    ---------------
     Total                    $      20.8        $     201.2      $     195.2        $   2,987.6        $   3,404.8
                            ===============    =============    ===============    ===============    ===============

     We have a revolving loan facility of up to $400 million which matures on June 30, 2005 with no scheduled commitment reductions. We also have a $60 million short-term, discretionary overdraft facility. We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

RESTRUCTURING AND PLANT CLOSING COSTS

     At December 31, 2001 we had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the three months ended March 31, 2002, we made cash payments of approximately $10 million in workforce reductions. At March 31, 2002 there was $21.3 million remaining in accrued liabilities consisting of $20.5 million for workforce reductions and $0.8 million for other exit costs.

SECURITIZATION OF RECEIVABLES

     In order to reduce our cost of financing, on December 21, 2000, we entered into a securitization program arranged by JP Morgan under which certain trade receivables were and will be transferred to a qualified special purpose off balance sheet entity through December 2005. This entity is not an affiliate of our Company. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in initial proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

     In June 2001, the special purpose entity issued approximately $165 million in medium term notes due in 2006, replacing the majority of the $175 million commercial paper issued previously. In addition to the medium term notes, the special purpose entity can issue up to $100 million in commercial paper to fund the purchase of receivables. As of March 31, 2002, the special purpose entity had total assets (consisting of cash and accounts receivable) of approximately $216 million, $164 million of medium term notes, and $10 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was 2.6% and 1.8%, respectively, as of March 31, 2002.

     During the three months ended March 31, 2002, we sold approximately $606 million in receivables and received $630 million in proceeds. We recorded $3.6 million as a loss on receivables for the three months ended March 31, 2002.

CAPITAL EXPENDITURES

     Capital expenditures for the three months ended March 31, 2002 were $47.2 million, an increase of $1.6 million as compared to the same period in 2001. The increase was primarily attributable to spending associated with the ongoing expansion of our titanium dioxide plants. We expect to spend approximately $200 to $250 million during 2002 on capital projects.

     In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended March 31, 2002 and 2001, we invested $0.7 million and $0.8 million, respectively. During the three months ended March 31, 2002 and 2001, we received $0.9 and $1.5 million, respectively, from Louisiana Pigment.

ENVIRONMENTAL MATTERS

     Our capital expenditures relating to environmental matters for the three months ended March 31, 2002 and 2001 were approximately $8.6 and $4.2 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $38 million. Capital expenditures are planned to comply with national legislation implementing the European Union ("EU") Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most EU member states is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

CONVERSION TO EURO

     On January 1, 1999, eleven European countries established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and adopted the euro as their common legal currency. Beginning January 1, 2002, the participating countries issued euro-denominated bills and coins. The euro and the legacy currencies are each legal tender for transactions now. By July 1, 2002, each country will withdraw its sovereign currency and transactions thereafter will be conducted solely in euros. Currently the conversion to the euro has not had a material effect on our operations, financial condition or liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

CHANGES IN FINANCIAL CONDITION

     The following information summarizes our working capital position as of March 31, 2002 and December 31, 2001 (dollars in millions):

                                               March 31, 2002              December 31, 2001                Difference
                                         ---------------------------    -------------------------    -------------------------
CURRENT ASSETS:
 Cash and cash equivalents                     $             55.9             $         83.9               $       (28.0)
 Accounts and notes receivables                             524.8                      501.6                        23.2
 Inventories                                                474.7                      501.4                       (26.7)
 Prepaid expenses                                            15.7                       10.7                         5.0
 Other current assets                                        46.8                       47.4                        (0.6)
                                         ---------------------------    -------------------------    -------------------------
   TOTAL CURRENT ASSETS                                   1,117.9                    1,145.0                       (27.1)

CURRENT LIABILITIES:
 Accounts payable                                           276.2                      266.7                         9.5
 Accrued liabilities                                        429.8                      495.2                       (65.4)
 Current portion of long-term debt                            5.2                        6.8                        (1.6)
 Deferred income taxes                                         --                        5.7                        (5.7)
 Other current liabilities                                   59.7                       62.4                        (2.7)
                                         ---------------------------    -------------------------    -------------------------
   TOTAL CURRENT LIABILITIES                                770.9                      836.8                       (65.9)

WORKING CAPITAL                                $            347.0             $        308.2               $        38.8
                                         ===========================    =========================    =========================

     As of March 31, 2002, our working capital increased by $38.8 million as a result of the net impact of the following significant changes:

     - Decrease in cash balances of $28.0 million is due to the reasons specified in "--Liquidity and Capital Resources--Cash" above;

     - Increase in account receivables of $23.2 million is due to increased sales in the last half of the quarter;

     - Decrease in inventories of $26.7 million is mainly due to a decrease in raw materials and improved supply chain management;

     - Decrease in accrued liabilities of $65.4 million results from a reduction in our interest, raw materials, volume rebate, and services accruals.

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

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our 2001 annual report on Form 10-K, some of which are summarized below.

     - Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

     - We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

     - Certain events affecting Huntsman Corporation could result in a "change of control" under our senior notes, our senior subordinated notes and our senior secured credit facilities.

     - The restructuring of Huntsman Corporation could adversely affect our relationships with Huntsman Corporation and its subsidiaries; in such an event we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide to us, if at all.

     - If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debt.

     - The significant price volatility of many of our raw materials may result in increased costs.

     - The industries in which we compete are highly competitive and we may not be able to compete effectively with our competitors that are larger and have greater resources.

     - If we are unable to integrate successfully the businesses that we acquire, then our ability to meet our debt service obligations may be impaired.

     - Our ability to repay our debt may be adversely affected if our joint venture partners do not perform their obligations or we have disagreements with them.

     - Pending or future litigation or legislative initiatives related to MTBE may subject us to products or environmental liability or materially adversely affect our sales.

     - If our key suppliers are unable to provide the raw materials necessary in our production, then we may not be able to obtain raw materials from other sources on favorable terms, if at all.

     - If we are unable to maintain our relationships with Huntsman Corporation and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all.

     - We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities.

     - Huntsman Corporation and ICI may have conflicts of interest with us, and these conflicts could adversely affect our business.

     - Our business may be adversely affected by international operations and fluctuations in currency exchange rates.

     - Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

     - Terrorist attacks, such as the attacks in New York and Washington, D.C., on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is limited since sales prices are typically denominated in euros or United States dollars. To the extent we have material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. Our exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

     Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2002, we had outstanding forward foreign exchange contracts with third party banks of approximately $5.3 million. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for United States dollars.

     Under the terms of our senior secured credit facilities, we are required to hedge a significant portion of our floating rate debt. As of March 31, 2002, we had entered into approximately $646 million notional amount of interest rate swap, cap and collar transactions, which have terms ranging from approximately nine months to thirty-nine months. The majority of these transactions hedge against movements in United States dollar interest rates. The United States dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.75% to approximately 7.0%. The United States dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.6% to 7.5%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1% (100 basis point) increase in United States dollar interest rates, the effect on the annual interest expense would be an increase of approximately $12.7 million. This increase would be reduced by approximately $4.3 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

     In order to reduce our overall raw material costs, the petrochemical business enters into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2002, we had forward purchase and sales contracts for 20,000 tonnes each (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would not result in any material gains or losses because the forward purchase and sales volumes are the same.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports Submitted on Form 8-K:

          There were no reports submitted on Form 8-K during the first quarter of 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HUNTSMAN INTERNATIONAL HOLDINGS LLC

                                       /s/ J. Kimo Esplin
                                       -----------------------------------------
                                       J. Kimo Esplin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Authorized Signatory and Principal
                                       Financial and Accounting Officer)

Date:  May 15, 2002