Form 10-K/A
period 2001-12-31
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2002-08-15
CIK 1092825

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________

                        Commission file number 333-88057

                      HUNTSMAN INTERNATIONAL HOLDINGS LLC
           (Exact name of registrant as specified in its charter)


           Delaware                                              87-0630359
-------------------------------                             --------------------
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

Yes __X__    No _____

On March 31, 2002, 1,000 membership interests of Huntsman International Holdings LLC were outstanding.

================================================================================

                                 EXPLANATORY NOTE

    This Amendment No.2 on Form 10-K/A amends "Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and "Item 10 Directors and Executive Officers of the Registrant" contained in the 2001 Annual Report on Form 10-K filed by Huntsman International Holdings LLC ("we," "our" or the "Company") on April 1, 2002, as amended by Amendment No. 1 on Form 10-K/A filed April 19, 2002 (as amended, the "2001 10-K").
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A amends the 2001 10-K (i) to move certain language inadvertently included in Item 9 to the proper location in Item 10, and (ii) to revise Item 10 to correct certain information and to include certain additional information. This Form 10-K/A only amends "Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and "Item 10 Directors and Executive Officers of the Registrant" of the 2001 10-K, and all other portions of the 2001 10-K remain in effect as previously filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in our external accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Members of our current board of managers and executive officers are listed below. The members of the board of managers are appointed by Huntsman Specialty and ICI and hold office until their successors are duly appointed and qualified. All officers serve at the pleasure of our board of managers. On May 31, 2001, acting in accordance with our amended and restated limited liability company agreement, Huntsman Specialty appointed David H. Huntsman to serve on our Board of Managers in the place of Jon M. Huntsman, Jr., whose resignation was effective as of that date. On January 1, 2002, acting in accordance with our amended and restated limited liability company agreement, ICI appointed Brendan R. O'Neill to serve on our Board of Managers in the place of Charles Miller Smith, who resigned effective January 1, 2002.

Board of Managers and Executive Officers

         NAME          AGE                         POSITION
-------------------------------------------------------------------------------------------
Jon M. Huntsman*        65      Chairman of the Board of Managers and Manager
Peter R. Huntsman*      39      President and Chief Executive Officer and Manager
David H. Huntsman*      34      Manager
Brendan R. O'Neill      53      Manager
David J. Gee            53      Manager
J. Kimo Esplin          39      Executive Vice President and Chief Financial Officer
Thomas G. Fisher        53      Executive Vice President, Tioxide
Michael J. Kern         52      Executive Vice President, Environmental, Health & Safety
Robert B. Lence         45      Executive Vice President and General Counsel, and Secretary
Donald J. Stanutz       51      Executive Vice President, Global Sales and Marketing
L. Russell Healy        46      Senior Vice President and Financial Director
Karen H. Huntsman*      64      Vice President
Curtis C. Dowd          42      Vice President, Corporate Development
James A. Huffman*       34      Vice President, Strategic Planning
Kevin J. Ninow          38      Vice President, Petrochemicals Manufacturing
Samuel D. Scruggs       43      Vice President and Treasurer
Kevin C. Hardman        38      Chief Tax Officer

*Such persons are related as follows:  Karen H. Huntsman is the wife of Jon
M. Huntsman.  Jon M. Huntsman and Karen H. Huntsman are the parents of Peter
R. Huntsman and David H. Huntsman.  James A. Huffman is a son-in-law of Jon
M. Huntsman and Karen H. Huntsman and brother-in-law of Peter R. Huntsman and David H. Huntsman.

JON M. HUNTSMAN is Chairman of the Board of Managers of both Huntsman International and the Company, and has held those positions since those entities were formed. He has been Chairman of the Board of Directors of Huntsman Corporation and all Huntsman companies since he founded the first Huntsman company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman Corporation and its affiliated companies from 1970 to 2000, and of Huntsman International and Huntsman International Holdings from 1999 to 2000. In addition, Mr. Huntsman serves or has served on numerous corporate, industry and civic organization boards, including the American Chemistry Council, the Chemical Manufacturers Association, and the Board of Overseers of the Wharton School, University of Pennsylvania. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

PETER R. HUNTSMAN is President, Chief Executive Officer and a Manager of both Huntsman International and the Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President, Chief Operating Officer and a Manager of both companies since they were formed in 1999. He also serves as President, Chief Executive Officer and a Director of Huntsman Corporation and many of its subsidiaries. Previously, Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of Huntsman Corporation. Mr. Huntsman also served as Vice President-Purchasing, then as Senior Vice President and General Manager for Huntsman Polypropylene Corporation, also a former subsidiary of Huntsman Corporation.

DAVID H. HUNTSMAN has been on the Board of Managers since May 31, 2001. Mr. Huntsman is a Director, Vice Chairman of the Board and Vice President, Expandable Polystyrene of Huntsman Corporation. Since 1995, Mr. Huntsman has served as an officer or Director of many Huntsman affiliated companies, including Vice President Polystyrene and Expandable Resins of Huntsman Chemical Corporation and Vice President of Huntsman Polymers Corporation.

BRENDAN R. O'NEILL has been on the Board of Managers since January 1, 2002. Dr. O'Neill also serves as Chief Executive of Imperial Chemical Industries PLC. He joined Imperial Chemical Industries PLC in 1998 as Chief Operating Officer and was appointed Chief Executive in 1999. He was formerly the Managing Director of Guinness Brewing Worldwide. He is a Non-Executive Director of EMAP PLC and Member of the Council of Cancer Research UK.

DAVID J. GEE is a Manager. Mr. Gee has served as a Manager of the Company since 1999. Mr. Gee also serves as Vice President Finance of the ICI Group. He joined Imperial Chemical Industries PLC in 1974 in its Pharmaceuticals Business (now AstraZeneca PLC) and has served in numerous roles including Business Accountant for the Pigments & Chemicals Business of ICI Organics Division, Chief Accountant of Nobels Explosives, General Manager Finance of ICI Australia and Chief Financial Officer of ICI Chemicals & Polymers Limited. Previously, he was Group Controller of Imperial Chemical Industries PLC.

J. KIMO ESPLIN is Executive Vice President and Chief Financial Officer. Mr. Esplin has served in this position since 1999. Mr. Esplin also serves as Executive Vice President and Chief Financial Officer of Huntsman Corporation and as an officer or Director of many Huntsman companies. Previously, Mr.

Esplin served as Senior Vice President and Chief Financial Officer and as Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years.

THOMAS G. FISHER is Executive Vice President, Tioxide. Mr. Fisher also serves as Vice President, Maleic Anhydride of Huntsman Corporation. Mr. Fisher has held several positions with Huntsman that have included the overall management for Huntsman's PO, maleic anhydride, ethylene oxide, ethylene glycol and butadiene businesses. Prior to joining Huntsman in 1994, Mr. Fisher served in a variety of management positions with Texaco Chemical Company.

MICHAEL J. KERN is Executive Vice President, Environmental, Health & Safety. Mr. Kern has served in senior management positions of Huntsman International, including Executive Vice President, Manufacturing, since 1999. Mr. Kern also serves as Senior Vice President, Environmental, Health & Safety of Huntsman Corporation and holds officer positions in many of the Huntsman affiliated companies. From 1988 until joining Huntsman in 1994, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager--Jefferson County Operations, Plant Manager of the Port Neches facility, Manager of the PO/MTBE project, and manager of Oxides and Olefins.

ROBERT B. LENCE is Executive Vice President, General Counsel and Secretary. Mr. Lence has served in this position since 1999. Mr. Lence also serves as Senior Vice President and General Counsel of Huntsman Corporation. Mr. Lence joined Huntsman in December 1991 from Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm, where he was a partner.

DONALD J. STANUTZ is Executive Vice President, Global Sales and Marketing. Mr. Stanutz has held this position since 1999. Mr. Stanutz also serves as Executive Vice President and Chief Operating Officer of Huntsman Corporation. Mr. Stanutz has held several positions with Huntsman that have included the overall management for Huntsman's performance chemicals business, specialty polymers business and olefins, oxides and glycols business. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

L. RUSSELL HEALY is Senior Vice President and Financial Director. Mr. Healy has served in this position since 1999. Mr. Healy also serves as Vice President, Finance of Huntsman Corporation and as an officer or Director of several subsidiaries of Huntsman Corporation and Huntsman International. Previously, Mr. Healy served as Vice President, Tax for Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche LLP. Mr. Healy is a CPA and holds a master's degree in accounting.

KAREN H. HUNTSMAN is Vice President. Mrs. Huntsman has served in this position since 1999. Mrs. Huntsman performs an active role in all the Huntsman Corporation businesses and currently serves as an officer and/or board member for many of the Huntsman companies. Mrs. Huntsman serves on the board of the University of Utah National Advisory Council and has served as a member of the Utah State Board of Regents and on the board of directors of First Security Corporation.

CURTIS C. DOWD is Vice President, Corporate Development. Mr. Dowd has held this position since 1999. Mr. Dowd also serves as Vice President, Surface Sciences of Huntsman Corporation. Previously, Mr. Dowd served as Vice President Corporate Development of Huntsman Corporation from 1999 through 2001, and as Vice President and General Counsel of Huntsman Petrochemical Corporation from 1994 to 1998. Prior to joining Huntsman in 1994, Mr. Dowd was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and had spent over six years as a CPA with the accounting firm of Price Waterhouse.

JAMES A. HUFFMAN is Vice President, Strategic Planning. Mr. Huffman has served in this position since 1999. Mr. Huffman is also a Director of Huntsman Corporation and serves or has served in a number of executive positions for Huntsman affiliated companies, such as Vice President--Strategic Planning of Huntsman Corporation and Huntsman International. Prior to joining Huntsman in 1998, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director--New Business Development and Manager--Credit for Huntsman Packaging.

KEVIN J. NINOW is Vice President, Petrochemicals Manufacturing. Mr. Ninow has served as an officer of the Company since it was formed in 1999. Mr. Ninow has served in a variety of executive, manufacturing and engineering positions in Huntsman Corporation, Huntsman International and their subsidiaries, including Vice President European Petrochemicals, Vice President International Manufacturing, Plant Manager - Oxides and Olefins, Plant Manager - C4's, Operations Manager - C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

SAMUEL D. SCRUGGS is Vice President and Treasurer. Mr. Scruggs has served in this position since the Company was formed in 1999. Mr. Scruggs also serves as Executive Vice President of Huntsman International and Huntsman Corporation. Mr. Scruggs previously served as Vice President and Associate General Counsel and as Vice President and Treasurer of Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

KEVIN C. HARDMAN is Chief Tax Officer. Mr. Hardman has held this position since 1999. Mr. Hardman is also Vice President, Tax of Huntsman International and Huntsman Corporation. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a CPA and holds a master's degree in tax accounting.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Huntsman International Holdings LLC



Dated: August 15, 2002                By:        /s/ J. Kimo Esplin
                                          --------------------------------------
                                                    J. KIMO ESPLIN
                                              EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER