Form 10-Q
period 2002-09-30
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2002-11-14
CIK 1092825

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL HOLDINGS LLC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-88057

HUNTSMAN INTERNATIONAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0630359 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive offices and telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On November 13, 2002, 1,000 member equity units of Huntsman International Holdings LLC were outstanding. As of such date, such member equity units were held 60% by Huntsman Specialty Chemicals Corporation (an affiliate of Huntsman International Holdings LLC), approximately 1% by HMP Equity Holdings Corporation (an affiliate of Huntsman International Holdings LLC), 30% by Imperial Chemicals Industries PLC and its affiliates and approximately 9% by institutional investors. There is no established trading market for the member equity units of Huntsman International Holdings LLC.

HUNTSMAN INTERNATIONAL HOLDINGS LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$59.2	$83.9
Accounts and notes receivable (net of allowance for doubtful accounts of $19.3 and $15.2, respectively)	564.8	501.6
Inventories	486.3	501.4
Prepaid expenses	30.1	10.7
Other current assets	60.6	47.4

Total current assets	1,201.0	1,145.0
Property, plant and equipment, net	2,981.8	2,839.5
Investment in unconsolidated affiliates	140.6	147.0
Intangible assets, net	311.1	332.0
Other noncurrent assets	396.1	363.0

Total assets	$5,030.6	$4,826.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$285.9	$266.7
Accrued liabilities	458.9	495.2
Current portion of long-term debt	1.8	6.8
Deferred income taxes	—	5.7
Other current liabilities	42.2	62.4

Total current liabilities	788.8	836.8
Long-term debt	3,460.0	3,244.9
Deferred income taxes	252.6	262.6
Other noncurrent liabilities	125.9	121.4

Total liabilities	4,627.3	4,465.7
Commitments and contingencies (Notes 9 and 10)
Minority interests	0.1	7.8

Equity:
Member's equity, 1,000 units	565.5	565.5
Retained deficit	(49.1)	(11.7)
Accumulated other comprehensive loss	(113.2)	(200.8)

Total equity	403.2	353.0

Total liabilities and equity	$5,030.6	$4,826.5

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Millions)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues:
Trade sales and services	$1,104.6	$1,047.9	$3,110.6	$3,267.5
Related party sales	90.6	85.5	257.5	301.6

Total revenues	1,195.2	1,133.4	3,368.1	3,569.1
Cost of goods sold	1,020.3	993.8	2,910.1	3,092.9

Gross profit	174.9	139.6	458.0	476.2
Expenses:
Selling, general and administrative	93.9	77.7	244.7	231.2
Research and development	13.1	15.2	39.1	47.1

Total expenses	107.0	92.9	283.8	278.3

Operating income	67.9	46.7	174.2	197.9
Interest expense, net	85.5	78.8	236.2	231.9
Loss on sale of accounts receivable	4.2	2.1	4.3	7.5
Other expense (income)	2.4	1.1	2.4	(4.4)

Loss before income taxes	(24.2)	(35.3)	(68.7)	(37.1)
Income tax benefit	(11.0)	(7.9)	(31.2)	(8.3)
Minority interests in subsidiaries	0.1	0.6	(0.1)	1.6

Loss before accounting change	(13.3)	(28.0)	(37.4)	(30.4)
Cumulative effect of accounting change	—	—	—	(1.5)

Net loss	(13.3)	(28.0)	(37.4)	(31.9)
Other comprehensive gain (loss)—foreign currency translation adjustments	5.7	64.8	89.9	(26.7)
Cumulative effect of accounting change	—	—	—	(1.1)
Net unrealized loss on derivative instruments	(0.7)	(7.5)	(2.3)	(18.2)

Comprehensive income (loss)	$(8.3)	$29.3	$50.2	$(77.9)

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(Dollars in Millions)

	Member's Equity			Accumulated Other Comprehensive Loss
			Retained Deficit
	Units	Amount			Total
Balance, January 1, 2002	1,000	$565.5	$(11.7)	$(200.8)	$353.0
Net loss			(37.4)		(37.4)
Other comprehensive income				87.6	87.6

Balance, September 30, 2002	1,000	$565.5	$(49.1)	$(113.2)	$403.2

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(37.4)	$(31.9)
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of investment in unconsolidated affiliates	(0.1)	(0.1)
Minority interests in subsidiaries	(0.1)	1.6
Gain on foreign currency transactions	(23.8)	(5.8)
Depreciation and amortization	195.7	176.0
Interest on subordinated note	66.0	59.6
Deferred income taxes	(43.3)	(25.6)
Changes in operating assets and liabilities—net of effects of acquisitions:
Accounts and notes receivables	(18.7)	43.3
Inventories	40.9	23.4
Prepaid expenses	(18.9)	(0.4)
Other current assets	(8.8)	19.3
Accounts payable	(9.0)	(89.4)
Accrued liabilities	(63.7)	(35.4)
Other current liabilities	(20.9)	33.2
Other noncurrent assets	2.5	20.8
Other noncurrent liabilities	0.8	(1.1)

Net cash provided by operating activities	61.2	187.5

Investing activities:
Acquisition of businesses	—	(209.5)
Acquisition of minority interest	(9.0)	—
Capital expenditures	(134.7)	(198.7)
Cash received from unconsolidated affiliates	6.3	5.7
Advances to unconsolidated affiliates	(2.4)	(2.2)

Net cash used in investing activities	(139.8)	(404.7)

Financing activities:
Borrowings under credit facilities	251.1	6.4
Repayments of credit facilities	(479.5)	(18.2)
Issuance of senior notes	300.0	—
Issuance of senior subordinated notes	—	233.2
Debt issuance costs	(10.3)	(5.3)

Net cash provided by financing activities	61.3	216.1

Effect of exchange rate changes on cash	(7.4)	(22.3)

Decrease in cash and cash equivalents	(24.7)	(23.4)
Cash and cash equivalents at beginning of period	83.9	66.1

Cash and cash equivalents at end of period	$59.2	$42.7

Supplemental Cash Flow Information
Cash paid for interest	$199.9	$192.7
Cash paid for taxes	$7.7	$9.9

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

  Description of Business

        Huntsman International Holdings LLC, a Delaware limited liability company (the "Company"), through its subsidiaries, is a global manufacturer and marketer of specialty and commodity chemicals. As of September 30, 2002, the Company was owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), 30% by Imperial Chemicals Industries PLC ("ICI") and its affiliates and 10% by institutional investors. On November 8, 2002, HMP Equity Holdings Corporation ("HMP"), an affiliate of the Company and the direct or indirect parent of Huntsman Specialty and Huntsman Company LLC ("Huntsman Company"), acquired 1.11% of the Company's membership interests that previously had been held by institutional investors. The Company's direct wholly-owned operating subsidiary is Huntsman International LLC, a Delaware limited liability company ("Huntsman International"). For convenience in this report, where the context requires, the term "Company" includes Huntsman International and its subsidiaries.

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

  Plant and Equipment

        Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease term as follows:

Buildings	20 years
Plant and equipment	3 - 20 years

        Approximately $440.1 million of plant and equipment is depreciated using the straight-line method on a group basis with depreciation based on a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is recorded to income. When individual assets recorded on the group basis are disposed of, the difference between historical cost and the disposal proceeds is recorded to accumulated depreciation. When individual assets not recorded on the group basis are disposed of, the difference between historical cost and the disposal proceeds is recorded to income.

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

  Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. See "Note 7—Derivatives and Hedging Activities."

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

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies and limited partnerships. These entities are treated as partnerships for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the United States are generally taxed on the income generated in the local country.

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

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside the United States consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholder's equity as a component of accumulated other comprehensive loss. Transaction gains are recorded in the statement of operations and were $23.8 and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively.

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

  Securitization of Accounts Receivable

        In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The Company adopted SFAS No. 140 during the year ended December 31, 2001 as required. Adoption of the accounting requirements of this standard did not have a material impact on the Company's statement of operations or financial position.

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

        The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the nine months ended September 30, 2002. The pro forma net income, assuming the change in accounting principle was applied retroactively to January 1, 2001, would not have changed for the nine months ended September 30, 2001 because the Company has no goodwill.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required effective January 1, 2003. The Company has not yet completed its evaluation of the impact of adopting this statement.

3.    INVENTORIES

        Inventories as of September 30, 2002 and December 31, 2001 consisted of the following (dollars in millions):

	September 30, 2002	December 31, 2001
Raw materials	$96.1	$132.5
Work in progress	30.7	20.4
Finished goods	332.7	328.7

Subtotal	459.5	481.6
Materials and supplies	26.8	19.8

Net	$486.3	$501.4

4.    PROPERTY, PLANT, AND EQUIPMENT

        The cost and accumulated depreciation of property, plant, and equipment are as follows (dollars in millions):

	September 30, 2002	December 31, 2001
Land	$40.1	$36.3
Buildings	139.4	129.9
Plant and equipment	3,143.0	2,919.0
Construction in progress	323.3	231.4

Total	3,645.8	3,316.6
Less accumulated depreciation	(664.0)	(477.1)

Net	$2,981.8	$2,839.5

5.    INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2002 were as follows (dollars in millions):

	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$356.7	$84.0	$272.7
Non-compete agreements	47.2	27.5	$19.7
Other intangibles	22.6	3.9	$18.7

Total	$426.5	$115.4	$311.1

        Estimated future amortization expense for intangible assets through December 31, 2006 is as follows (dollars in millions):

Annual Expense
2002 through 2004	$46.7
2005 through 2006	$38.1

6.    LONG-TERM DEBT

        Long-term debt outstanding as of September 30, 2002 and December 31, 2001 is as follows (dollars in millions):

	September 30, 2002	December 31, 2001
Senior Secured Credit Facilities:
Revolving loan facility	$130.0	$110.6
Term A dollar loan	109.7	195.6
Term A euro loan (in U.S. dollar equivalent)	129.7	208.6
Term B loan	526.3	553.7
Term C loan	526.3	553.7
Senior Notes	300.0	—
Senior Subordinated Notes	1,046.5	1,003.1
Senior Discount Notes	242.7	242.7
Senior Subordianted Discount Notes	265.3	265.3
Less Discount	(44.5)	(56.4)
Accrued Interest on Discount Notes	204.3	150.2
Other long-term debt	25.5	24.6

Subtotal	3,461.8	3,251.7
Less current portion	(1.8)	(6.8)

Total	$3,460.0	$3,244.9

  Senior Notes Offering

        On March 18, 2002, Huntsman International sold $300 million aggregate principal amount of 9.875% Senior Notes due 2009 (the "2002 HI Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. Huntsman International used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of its senior secured credit facilities (the "HI Credit Facilities"). The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003.

  Amendment of HI Credit Facilities

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

7.    DERIVATIVES AND HEDGING ACTIVITIES

        The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions from time to time, including derivative instruments, to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the short-term impact of fluctuations in the purchase price of certain feedstocks; and (4) hedging the net investments position in euro functional currency entities.

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

        As of September 30, 2002 and December 31, 2001, the Company maintained interest rate swaps and collars with a fair value of approximately $14.9 million and $13.4 million, respectively, which have been designated as cash flow hedges of variable rate debt obligations. These amounts are recorded as other current liabilities in the accompanying balance sheet. The effective portion of unrealized losses of approximately $2.4 million and $16.7 million were recorded as a component of other comprehensive loss, with the ineffective portion of approximately $0.9 million and $1.0 million recorded as interest income in the accompanying statements of operations for the nine months ended September 30, 2002 and 2001, respectively. The effective portion of the mark-to-market effect is recorded in other comprehensive loss until the underlying interest payments affect earnings.

        Swaps and collars not designated as hedges are also recorded at fair value on the balance sheet and resulted in an increase in interest expense and an increase in other current liabilities of approximately $1.3 million for the nine months ended September 30, 2002 and an increase in interest expense and other current liabilities of approximately $9.1 million for the nine months ended September 30, 2001.

  Foreign Currency Rate Hedging

        The Company enters into foreign currency derivative instruments from time to time to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of September 30, 2002 and 2001, the fair value of outstanding contracts was immaterial. During the nine months ended September 30, 2002, the Company recognized a gain of $0.1 million from these activities.

  Commodity Price Hedging

        Because feedstocks used by the Company are subject to price volatility, the Company from time to time uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases, fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive loss until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statements of operations. For the nine months ended September 30, 2002, the Company's gain on derivatives qualifying as cash flow hedges was immaterial. The fair value of all commodity derivatives included as other current assets was $0.1 million as of September 30, 2002. The fair value of commodity derivatives included in other current liabilities was $0.1 million as of September 30, 2002.

        During the nine months ended September 30, 2002, the Company recorded $3.8 million as an increase in cost of goods sold related to net gains from settled contracts and the change in fair value

(unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of September 30, 2002, $0.1 million was included in other current assets and $0.1 in other current liabilities. For the nine months ended September 30, 2001, these activities were not material.

  Net Investment Hedging

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced net losses of approximately $56.5 million and $2.5 million in other comprehensive loss (foreign currency translation adjustments) for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, there was a cumulative net loss of approximately $7.8 and a cumulative net gain of approximately $43.5 million, respectively.

8.    RESTRUCTURING AND PLANT CLOSING COSTS

        As of December 31, 2001, the Company had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the nine months ended September 30, 2002, the Company made cash payments of approximately $19.0 million in workforce reductions. At September 30, 2002 there was $12.3 million remaining in accrued liabilities consisting of $11.9 million for workforce reductions and $0.4 million for other exit costs.

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

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of approximately $26.6 million has been accrued related to environmental matters as of September 30, 2002. The Company does not anticipate that, as a result of compliance with current environmental laws and regulations, any future costs in excess of those that have been accrued by the Company will be material to its results of operations or financial position.

        In connection with its acquisitions, the Company generally has entered into agreements that provide it with indemnification for environmental pollution existing on the date of the applicable acquisition.

        A spill at the Company's North Tees facility was discovered on March 27, 2001. The U.K. Environment Agency ("EA") issued an enforcement notice with respect to the spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the site. The requirements of that notice were complied with, to the satisfaction of the EA, by the end of May 2001. The Company contained the spill and conducted a program to reclaim the material. On August 1, 2002, the Company received a summons issued by the EA charging the Company with three counts of environmental violations in connection with the spill: one count of polluting the river and two counts of violating its environmental authorization. On September 24, 2002, the Company pled guilty in magistrate's court to two of the three counts; the third count was withdrawn. A total fine of £23,000 was imposed.

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. The Company met with the TCEQ on several occasions in 2001 and early 2002 and has reached a tentative settlement with the agency on penalties. Under the tentative settlement, a fine of no more than $100,000 would be allocable to the PO/MTBE facility. Although the Company does not anticipate it, it is possible that the terms of an air permit, which the Company has applied for as a result of the settlement, may cause the Company to incur costs related to equipment charges serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes that it does not own the tanks; however, the acid in the tanks was owned by the Company. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although the Company can give no assurances, based on currently available information and the Company's understanding of similar investigations and penalties in the past, management believes that, if any charges are brought or actions taken and the Company is ultimately found to be legally responsible, the probable penalties would not be material to the Company's financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and Imperial Chemicals Industries PLC ("ICI") for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the Company cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that the Company will not be required to contribute to such costs or that such costs will not be material.

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

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene
Performance Products	Surfactants, ethyleneamines and other performance chemicals

        Sales between segments are generally recognized at external market prices. For the nine months ended September 30, 2002 and 2001, sales to ICI and its affiliates accounted for approximately 6% and 7%, respectively, of consolidated revenues.

        The net sales, segment income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net sales:
Polyurethanes	$545.6	$494.5	$1,557.0	$1,608.8
Pigments	232.5	220.8	669.2	679.2
Base Chemicals	303.6	306.9	791.3	1,028.5
Performance Products	143.3	136.1	426.8	327.3
Eliminations	(29.8)	(24.9)	(76.2)	(74.7)

Total	$1,195.2	$1,133.4	$3,368.1	$3,569.1

Segment income (loss)(1):
Polyurethanes	$59.2	$49.6	$191.4	$135.4
Pigments	9.7	15.8	12.4	88.5
Base Chemicals	8.4	(15.3)	(29.6)	1.3
Performance Products	0.8	5.3	15.3	14.9

Total	$78.1	$55.4	$189.5	$240.1

EBITDA(2):
Polyurethanes	$93.9	$80.4	$292.1	$232.3
Pigments	21.1	28.5	45.2	119.8
Base Chemicals	20.8	(4.7)	5.6	33.4
Performance Products	3.5	7.0	22.8	18.2
Unallocated administrative and other items(3)	(8.2)	(7.6)	(2.5)	(32.9)

Total EBITDA	131.1	103.6	363.2	370.8
Depreciation and amortization	(69.8)	(60.1)	(195.7)	(176.0)
Interest expense, net	(85.5)	(78.8)	(236.2)	(231.9)

Loss before income taxes	$(24.2)	$(35.3)	$(68.7)	$(37.1)

(1)
Segment income is defined as operating income excluding unallocated corporate overhead.

(2)
EBITDA is defined as earnings from continuing operations before interest expense, depreciation and amortization and taxes.

(3)
Unallocated administrative and other items includes unallocated corporate overhead, loss on the sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

12.  RECENT EVENTS

  Accounts Receivable Securitization Program

        On October 22, 2002, Huntsman International expanded its accounts receivable securitization program by including the receivables of several additional subsidiaries. Upon completion of the expansion, the non-consolidated special purpose entity used in the program issued $60 million in additional commercial paper. Proceeds from the sale of receivables were used to reduce borrowings under the revolving credit portion of the HI Credit Facilities. Subject to the annual seasonality of

Huntsman International's accounts receivable, Huntsman International estimates that the total net proceeds from this program may approximate $280 million in the upcoming calendar year. For more information, see "—Liquidity and Capital Resources—Securitization of Accounts Receivable".

  Pledge of the Company's Membership Interests

        On November 2, 2000, ICI, Huntsman Specialty, Huntsman International and the Company entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers ICI's 30% membership interest in the Company that is indirectly held by ICI (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in the Company.

        Huntsman Specialty's agreements with ICI have been effectively modified in important respects as a result of an agreement between MatlinPatterson Global Opportunities Partners, L.P. (formerly known as CSFB Global Opportunities Partners, L.P.) ("GOP") and ICI. This agreement provided BNAC, Inc. ("BNAC"), then a GOP subsidiary, with an option to acquire the ICI subsidiary that holds the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the B Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire the Company's senior subordinated reset discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment.

        Huntsman Company together with its affiliates indirectly owns approximately 61% of the Company. In connection with the restructuring of Huntsman Company, all of the shares in BNAC were contributed to Huntsman Holdings LLC, a new holding entity formed by GOP, the Huntsman family and others ("Huntsman Holdings"). Huntsman Holdings caused BNAC to be merged into HMP. HMP is a wholly- owned subsidiary of Huntsman Holdings and it now owns all the equity of Huntsman Company. As a result of its merger with BNAC, HMP holds the interests formerly held by BNAC in the B Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest. If neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on Huntsman Specialty's pledge. Such a foreclosure by ICI could result in a "change of control" under the HI Credit Facilities, the indentures governing Huntsman International's outstanding senior notes and senior subordinated notes (collectively, the "HI Notes") and the indentures governing the Company's outstanding subordinated debt (the "HIH Notes"). A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that the Company or Huntsman International would have sufficient funds to purchase all the notes. If HMP does not pay the additional $100 million purchase price in respect of the B Notes, ICI would have the right to foreclose on the pledge of the B Notes in its favor. While there can be no assurance that HMP will be successful in obtaining the necessary funding to complete the transactions relating to the B Notes and the ICI 30% Interest, HMP is currently in preliminary discussions with financial institutions concerning such funding. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Events."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Huntsman International Holdings LLC and its subsidiaries (collectively, the "Company," "our," "us" or "we") derive their revenues, earnings and cash flow from the manufacture and sale of a wide variety of specialty and commodity chemical products. These products are manufactured at facilities located in the Americas, Europe, Africa and Asia and are sold throughout the world. We manage our businesses in four operating segments: Polyurethanes (our polyurethanes and PO business); Base Chemicals (our olefins and aromatics business in the United Kingdom); Pigments (our titanium dioxide business); and Performance Products (our surfactants, ethyleneamines and other performance chemicals business). During 2002, we realigned our principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals.

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

Recent Events

Accounts Receivable Securitization Program

        On October 22, 2002, Huntsman International expanded its accounts receivable securitization program by including the receivables of several additional subsidiaries. Upon completion of the expansion, the non-consolidated special purpose entity used in the program issued $60 million in additional commercial paper. Proceeds from the sale of receivables were used to reduce borrowings under the revolving credit portion of the HI Credit Facilities. Subject to the annual seasonality of Huntsman International's accounts receivable, Huntsman International estimates that the total net proceeds from this program may approximate $280 million in the upcoming calendar year. For more information, see "—Liquidity and Capital Resources—Securitization of Accounts Receivable" below.

Pledge of the Membership Interests of our Parent Company

        On November 2, 2000, Imperial Chemical Industries PLC ("ICI"), Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Huntsman International and our Company entered into agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers ICI's 30% membership interest in our Company that is indirectly held by ICI (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under these agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause our Company to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from Huntsman International's senior secured lenders and its ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes (collectively, the "HI Notes"), as well as our outstanding high yield notes (the "HIH Notes"). At September 30, 2002, the terms of the indentures governing the HIH Notes do not permit our Company to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in our Company.

        Huntsman Specialty's agreements with ICI have been effectively modified in important respects as a result of an agreement between MatlinPatterson Global Opportunities Partners, L.P. (formerly known as CSFB Global Opportunities Partners, L.P.) ("GOP") and ICI. This agreement provided BNAC, Inc. ("BNAC"), then a GOP subsidiary, with an option to acquire the ICI subsidiary that holds the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the B Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire our senior subordinated reset discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment.

        In connection with the restructuring of Huntsman Company LLC (formerly named Huntsman Corporation, "Huntsman Company") described below, all of the shares in BNAC were contributed to Huntsman Holdings LLC, a new holding entity formed by GOP, the Huntsman family and others ("Huntsman Holdings"). Huntsman Holdings caused BNAC to be merged into HMP Equity Holdings Corporation ("HMP"). HMP is a wholly-owned subsidiary of Huntsman Holdings and it now owns all the equity of Huntsman Company. As a result of its merger with BNAC, HMP holds the interests formerly held by BNAC in the B Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest. If neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on Huntsman Specialty's pledge. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under Huntsman International's senior secured credit facilities (the "HI Credit Facilities"). A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or Huntsman International would have sufficient funds to purchase all the notes. If HMP does not pay the additional $100 million purchase price in respect of the B Notes, ICI would have the right to foreclose on the pledge of the B Notes in its favor. While there can be no assurance that HMP will be successful in obtaining the necessary funding to complete the transactions relating to the B Notes and the ICI 30% Interest, HMP is currently in preliminary discussions with financial institutions concerning such funding.

Restructuring of Huntsman Company

        Huntsman Company, together with its affiliates, indirectly holds approximately 61% of our membership interests. On September 30, 2002, Huntsman Company and its subsidiary, Huntsman Polymers Corporation ("Huntsman Polymers"), completed debt for equity exchanges (the "Restructuring"). Huntsman Company obtained the required consent of all its bank lenders to complete the Restructuring on an out-of-court basis. The Restructuring involved the following:

  •
  Equity Interest in Huntsman Holdings

  •
  Members of the Huntsman family who owned equity interests in Huntsman Company and any of its subsidiaries, together with certain affiliated entities that owned such equity interests (collectively, the "Huntsman Family"), contributed all their equity interests in Huntsman Company and its subsidiaries, along with their rights to acquire minority interests in certain Australian subsidiaries, to Huntsman Holdings in exchange for equity interests in Huntsman Holdings. Huntsman Holdings now indirectly owns all the equity of Huntsman Company and the B Notes. The Huntsman Family continues to have operational and board control of Huntsman Company, Huntsman Polymers and our Company.

    •
    GOP and Consolidated Press Holdings Limited ("CPH") exchanged approximately $763 million of principal and accrued interest of the bonds of Huntsman Company and Huntsman Polymers for equity interests in Huntsman Holdings. GOP also exchanged its interest in BNAC for equity interests in Huntsman Holdings. As noted above, BNAC was merged into HMP, and, as a result, HMP succeeded to BNAC's interest in the B Notes and it holds the option to acquire the ICI 30% Interest.

  •
  Huntsman Company and Huntsman Polymers Bonds

  •
  Huntsman Company and Huntsman Polymers reinstated the approximately $59 million and $37 million, respectively, in principal amount of their bonds not held by GOP and CPH by paying $5.4 million and $4.7 million, respectively, of accrued interest.

  •
  Pursuant to previously adopted amendments to the indentures governing the Huntsman Company and Huntsman Polymers bonds, which became effective upon completion of the Restructuring, most of the restrictive covenants in those indentures were eliminated.

  •
  Huntsman Company's Bank Credit Agreements. Huntsman Company and its bank lenders entered into new and amended credit agreements as follows:

  •
  A new $275 million revolving credit facility maturing in 2006 that is secured by a first lien on substantially all Huntsman Company's assets and those of its domestic restricted subsidiaries. The revolving credit agreement replaces Huntsman Company's prior $150 million supplemental accounts receivable agreement, is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes.

  •
  A term loan agreement providing facilities of $938 million and $450 million maturing in 2007 which are secured by a second lien on substantially the same assets which secure the revolving credit agreement.

  •
  The pledge by Huntsman Specialty Chemicals Holdings Corporation, a subsidiary of Huntsman Company, of all the equity of Huntsman Specialty and the execution of a guaranty in favor of Huntsman Company's bank lenders.

  •
  The pledge by Huntsman Specialty of a 30% membership interest stake that it holds in Huntsman International Holdings and the execution of a guaranty in favor of Huntsman Company's bank lenders.

        As a result of the Restructuring, Huntsman Company has eliminated approximately $763 million of consolidated debt claims and has reduced annual interest expense on such debt claims by approximately $63 million.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001 (Unaudited) (Dollars in Millions)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues	$1,195.2	$1,133.4	$3,368.1	$3,569.1
Cost of goods sold	1,020.3	993.8	2,910.1	3,092.9

Gross profit	174.9	139.6	458.0	476.2
Expenses of selling, general, and administrative, research, and development	107.0	92.9	283.8	278.3

Operating income	67.9	46.7	174.2	197.9
Interest expense, net	85.5	78.8	236.2	231.9
Loss on sale of accounts receivable	4.2	2.1	4.3	7.5
Other expense (income)	2.4	1.1	2.4	(4.4)

Loss before income taxes	(24.2)	(35.3)	(68.7)	(37.1)
Income tax benefit	(11.0)	(7.9)	(31.2)	(8.3)
Minority interests in subsidiaries	0.1	0.6	(0.1)	1.6
Cumulative effect of accounting change	—	—	—	1.5

Net loss	$(13.3)	$(28.0)	$(37.4)	$(31.9)

Depreciation and amortization	$69.8	$60.1	$195.7	$176.0

EBITDA(1)	$131.1	$103.6	$363.2	$370.8
Loss on sale of accounts receivable(2)	4.2	2.1	4.3	7.5

Adjusted EBITDA	$135.3	$105.7	$367.5	$378.3

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        For the three months ended September 30, 2002, we had a net loss of $13.3 million on revenues of $1,195.2 million, compared to a net loss of $28.0 million on revenues of $1,133.4 million for the same period in 2001. The decrease of $14.7 million in net loss was the result of the following items:

  •
  Revenues for the three months ended September 30, 2002 increased by $61.8 million, or 5%, to $1,195.2 million from $1,133.4 million during the same period in 2001. This increase in revenue resulted from higher sales in the Polyurethanes, Pigments and Performance Products segments which were partially offset by decreased sales in the Base Chemicals segment.

  •
  Gross profit for the three months ended September 30, 2002 increased by $35.3, or                        25%, to $174.9 million from $139.6 million in the same period in 2001. This increase was mainly the result of lower feedstock prices in 2002 as compared to 2001 and increased volumes in all segments, with the exception of Base Chemicals.

  •
  Selling, administrative and research and development ("SG&A") costs for the three months ended September 30, 2002 increased by $14.1 million, or 15%, mainly due to lower foreign exchange gains in 2002 and additional costs as a result of higher depreciation charges following the implementation of our SAP software system.

  •
  Net interest expense for the three months ended September 30, 2002 increased by $6.7 million, or 9%, to $85.5 million from $78.8 million for the same period in 2001. The increase was primarily due to additional debt and was partially offset by lower market interest rates in the 2002 period.

  •
  Income tax benefit increased by $3.1 million to $11.0 million for the three months ended September 30, 2002 as compared to $7.9 million for the same period in 2001. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenues
Polyurethanes	$545.6	$494.5
Pigments	232.5	220.8
Base Chemicals	303.6	306.9
Performance Products	143.3	136.1
Eliminations	(29.8)	(24.9)

Total	$1,195.2	$1,133.4

Segment income (loss)
Polyurethanes	$59.2	$49.6
Pigments	9.7	15.8
Base Chemicals	8.4	(15.3)
Performance Products	0.8	5.3

Total	78.1	55.4
Unallocated items
Administrative and other(1)	16.9	12.5
Interest expense, net	85.5	78.8
Income taxes	(11.0)	(7.9)

Net loss	$(13.3)	$(28.0)

(1)
Administrative and other includes unallocated corporate overhead, loss on the sale of accounts receivable, foreign exchange gains or losses, other non-operating income (expense) and unallocated depreciation and amortization.

Polyurethanes

        Polyurethanes revenues for the three months ended September 30, 2002 increased by $51.1 million, or 10%, to $545.6 million from $494.5 million for the same period in 2001. Higher revenues were primarily due to higher sales volumes for most products. MDI sales volumes increased by 16%, with the Americas, Europe and Asia increasing by 20%, 6% and 31%, respectively. MDI sales prices remained flat. Polyol sales revenue increased by 11% due to an 11% increase in volumes, while selling prices increased less than 1%. PO sales revenue decreased by 27% due to the conversion of some product sales to tolling arrangements. The economic effect of such tolling arrangements approximates the gross margins that would have been earned through the sale of such products. Excluding sales converted to tolling, PO sales volumes remained relatively flat while prices increased by 11%. MTBE sales revenue increased by 5% as compared to the same period in 2001. MTBE sales volumes were relatively unchanged from the prior year; however, average prices increased by 4% due to increasing gasoline prices.

        Polyurethanes segment income for the three months ended September 30, 2002 increased by $9.6 million, or 19%, to $59.2 million from $49.6 million for the same period in 2001. Increased segment income resulted mainly from increased revenues discussed above. Most Polyurethanes products benefited from lower feedstock prices, with the exception of MDI as benzene prices were higher in the third quarter of 2002 as compared to 2001. SG&A costs for third quarter 2002 increased by 8% as compared to third quarter 2001, mainly due to foreign exchange losses in 2002 as opposed to gains in 2001.

Pigments

        Pigments revenues for the three months ended September 30, 2002 increased by $11.7 million, or 5%, to $232.5 million from $220.8 million for the same period in 2001. Pigments revenues increased due to increased sales volumes, which were partially offset by lower selling prices. Average selling prices decreased by 2%, as compared to the same period of 2001. Prices in Europe increased by 4%, while prices in the United States and Asia decreased by 8% and 7% respectively. Sales volumes increased by 6% in the third quarter of 2002 as compared to the same period in 2001 due to increased sales in the United States and Asia. Sales in the United States and Asia were up 10% and 13%, respectively, while sales in Europe remained flat.

        Pigments segment income for the third quarter 2002 decreased by $6.1 million to $9.7 million from $15.8 million for the third quarter 2001. The decline in segment earnings was mainly due to the lower selling prices, partially offset by higher sales volumes. SG&A costs also increased as a result of higher depreciation charges following the implementation of our SAP software system.

Base Chemicals

        Base Chemicals revenues for the three months ended September 30, 2002 decreased by $3.3 million, or 1%, to $303.6 million from $306.9 million for the same period in 2001. In general, selling prices and sales volumes were each higher in the third quarter of 2002 than in the third quarter of 2001, but the higher prices and volumes were more than offset by decreased revenues resulting from the discontinuance of cumene sales (which occurred in the first quarter of 2002) and reduced byproduct sales. Average selling prices increased significantly for most products, including selling prices for propylene, butadiene, cyclohexane and benzene increasing by 25%, 23%, 49% and 37%, respectively. Selling prices for ethylene and paraxylene decreased by 1% and 14% respectively. Sales volumes of ethylene, butadiene, cyclohexane and paraxylene increased by 2%, 7%, 121% and 21%, respectively. Sales volumes of propylene and benzene decreased by 10% and 14% respectively. During September 2001, our paraxylene plant underwent a turnaround which resulted in a reduction in third quarter 2001 sales. During most of 2001, there was a shortage of hydrogen at Teesside, which resulted in reduced cyclohexane production and increased benzene export sales. This was remedied in January 2002 when an on-purpose hydrogen plant went online at Teesside.

        Base Chemicals segment income for the three months ended September 30, 2002 increased by $23.7 million to $8.4 million from a loss of $15.3 million for the same period in 2001. Segment income was higher mainly due to the increased selling prices and volumes discussed above. Increased revenue was partially offset by a 15% increase in the price of naptha, a primary feedstock, during the third quarter. Underlying margins were higher in this period than in 2001 in both the olefins and aromatics markets. SG&A costs in the third quarter 2002 remained flat as compared to the third quarter of 2001.

Performance Products

        Performance Products revenues for the three months ended September 30, 2002 increased by $7.2 million, or 5%, to $143.3 million from $136.1 million for the same period in 2001. Surfactants revenues increased by 10% due to a 8% increase in volumes and a 2% increase in selling prices. Ethyleneamines revenues increased by 4% with a 7% increase in volumes and a slight increase in selling prices. Revenues from other performance chemicals decreased by 10% as the result of decreased volumes.

        Performance Products segment income for the three months ended September 30, 2002 decreased by $4.5 million to $0.8 million from $5.3 million for the same period in 2001. Increased revenues were more than offset by higher SG&A costs related to Company restructuring and the implementation of regional management organizations.

Unallocated Items

        Unallocated items includes unallocated corporate overhead, loss on the sale of accounts receivable, foreign exchange gains or losses, other non-operating income (expense), unallocated depreciation and amortization, interest and taxes. Unallocated items remained fairly consistent for the three months ended September 30, 2002 as compared to the same period in 2001. Administrative and other expenses increased by $4.4 million mainly due to $4.1 million of foreign currency exchange gains in the three months ended September 30, 2002 versus $7.8 million in gains for the same period in 2001. SG&A expenses remained relatively flat. Net interest expense for the three months ended September 30, 2002 increased by $6.7 million, or 9%, to $85.5 million from $78.8 million for the same period in 2001. The increase was primarily due to additional debt but was partially offset by lower market interest rates in the 2002 period. Income tax benefit increased by $3.1 million to a benefit of $11.0 million for the three months ended September 30, 2002 as compared to a benefit of $7.9 million for the same period in 2001. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        For the nine months ended September 30, 2002, we had a net loss of $37.4 million on revenues of $3,368.1 million, compared to a net loss of $31.9 million on revenues of $3,569.1 million for the same period in 2001. The increase of $5.5 million in net loss was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2002 decreased by $201.0 million, or 6%, to $3,368.1 million from $3,569.1 million during the same period in 2001. This decrease in revenue resulted from lower sales in the Polyurethanes, Pigments and Base Chemicals segments, which were partially offset by increased sales in the Performance Products segment. Sales in the Performance Products segment benefited from the acquisition of the ethyleneamines business in February 2001 and the surfactants business in April 2001.

  •
  Gross profit for the nine months ended September 30, 2002 decreased by $18.2, or 4%, to $458.0 million from $476.2 million in the same period in 2001. This decline was mainly the result of lower average selling prices in our Pigment and Base Chemicals segments as described below. These decreases were partially offset by higher gross profits in the Polyurethanes and Performance Products segments.

  •
  SG&A costs for the nine months ended September 30, 2002 increased by $5.5 million, or 2%, primarily as a result of additional costs associated with acquired businesses, and bad debt expenses, partially offset by a $12.7 million decrease in research and development costs resulting from our cost reduction efforts.

  •
  Net interest expense for the nine months ended September 30, 2002 increased by $4.3 million, or 2%, to $236.2 million from $231.9 million for the same period in 2001. The increase was primarily due to additional debt and the impact of adjusting interest rate instruments to fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133. Increased interest expense was partially offset by lower market interest rates in the 2002 period.

  •
  Income tax benefits increased by $22.9 million to a $31.2 million tax benefit for the nine months ended September 30, 2002 as compared to a $8.3 million tax benefit for the same period in 2001. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues
Polyurethanes	$1,557.0	$1,608.8
Pigments	669.2	679.2
Base Chemicals	791.3	1,028.5
Performance Products	426.8	327.3
Eliminations	(76.2)	(74.7)

Total	$3,368.1	$3,569.1

Segment income (loss)
Polyurethanes	$191.4	$135.4
Pigments	12.4	88.5
Base Chemicals	(29.6)	1.3
Performance Products	15.3	14.9

Total	189.5	240.1
Unallocated items
Administrative and other(1)	21.9	48.4
Interest expense, net	236.2	231.9
Income taxes	(31.2)	(8.3)

Net loss	$(37.4)	$(31.9)

(1)
Administrative and other includes unallocated corporate overhead, loss on the sale of accounts receivable, foreign exchange gains or losses, other non-operating income (expense) and unallocated depreciation and amortization.

Polyurethanes

        Polyurethanes revenues for the nine months ended September 30, 2002 decreased by $51.8 million, or 3%, to $1,557.0 million from $1,608.8 million for the same period in 2001. MDI sales volumes increased by 4%, with volumes in Asia decreasing by 2% while volumes in the Americas and Europe increased by 9% and 2% respectively. Volumes in Asia were lower primarily due to reduced sales under co-producer arrangements. MDI selling prices decreased by 3%, with prices down in all regions except Europe, where prices remained stable. Polyol sales revenues increased by 9%, due to an 11% increase in volumes, partially offset by a decrease in average selling prices. PO sales revenues increased by 7% due to a 6% increase in sales volumes and a 2% increase in sales prices. MTBE sales revenue decreased by 19% from the same period in 2001. MTBE sales volumes were relatively unchanged from the prior year; however, MTBE revenues declined due to a 19% decrease in average selling prices primarily the result of lower gasoline prices during most of the year.

        Polyurethanes segment income for the nine months ended September 30, 2002 increased by $56.0 million, or 41%, to $191.4 million from $135.4 million for the same period in 2001. Increased segment income resulted mainly from increased volumes and lower feedstock prices, which more than offset the decline in selling prices discussed above. SG&A costs remained relatively flat due to a

$12.7 million decrease in research and development costs in the 2002 period versus the 2001 period, offset by foreign exchange losses and bad debt expenses in the 2002 period.

Pigments

        Pigments revenues for the nine months ended September 30, 2002 decreased by $10.0 million, or 1%, to $669.2 million from $679.2 million for the same period in 2001. Pigments revenues decreased due to lower selling prices, which were partially offset by higher sales volumes. Average selling prices decreased by 10% as compared to the same period of 2001 due to weak industry conditions which existed during 2001 and early 2002. Average selling prices started to increase near the end of the second quarter 2002 as price increases went into effect. Sales volumes increased by 8% in the first nine months of 2002 as compared to the same period last year, with increased sales in all regions. Sales in the United States, Europe and Asia were up 14%, 4% and 16%, respectively.

        Pigments segment income for the nine months ended September 30, 2002 decreased by $76.1 million to $12.4 million from $88.5 million for the same period in 2001. The decline in segment earnings was mainly due to lower margins resulting from weak industry conditions, offset partially by higher sales volumes discussed above. Direct costs increased in line with increased sales volumes while indirect costs have been higher in the 2002 period as compared to 2001 period. The change in indirect costs is primarily a result of a reduction in finished product inventory in the 2002 period as compared to increases in finished product inventory in the 2001 period. SG&A costs also increased as a result of higher depreciation charges following the implementation of our SAP software system.

Base Chemicals

        Base Chemicals revenues for the nine months ended September 30, 2002 decreased by $237.2 million, or 23%, to $791.3 million from $1,028.5 million for the same period in 2001. Decreased revenues were due to lower selling prices and lower sales volumes. Volumes were lower, in part, as a result of the discontinuance of cumene sales (which occurred in the first quarter of 2002). Average selling prices fell significantly for most products, with selling prices for ethylene, propylene and paraxylene falling by 17%, 7% and 19%, respectively, while selling prices for benzene and cyclohexane increased by 2% and 1% respectively. Sales volumes of ethylene and propylene fell by 6% and 19% respectively. These reductions are mainly due to the impact of the turnaround at our olefins plant during the second quarter of 2002. Sales volumes of paraxylene and cyclohexane increased by 16% and 44% respectively. External sales of benzene decreased by 9% due to increased usage of benzene for cyclohexane production.

        Base Chemicals segment income for the nine months ended September 30, 2002 decreased by $30.9 million to a loss of $29.6 million from a profit of $1.3 million for the same period in 2001. Reduced segment income was mainly the result of lower volumes and selling prices as discussed above. Underlying margins were lower in 2002 as compared to the same period of 2001 for both the olefins and aromatics markets. The negative impact of this situation was compounded by the increased costs incurred to purchase product to cover our turnaround. SG&A costs for the first nine months of 2002 remained relatively unchanged as compared to the first nine months of 2001.

Performance Products

        Performance Products revenues for the nine months ended September 30, 2002 increased by $99.5 million, or 30%, to $426.8 million from $327.3 million for the same period in 2001. The majority of this increase results from $97.7 million of non-comparable sales in the 2002 period from our surfactants business which we acquired in April 2001 and our Ethyleneamines business which we acquired in February 2001. Excluding these non-comparable sales, revenues for surfactants increased by 8% period over period.

        Performance Products segment income for the nine months ended September 30, 2002 increased by $0.4 million to $15.3 million from $14.9 million for the same period in 2001. Increased segment income is mainly due to non-comparable income from our surfactants business which we acquired in April 2001 and our ethyleneamines business which we acquired in February 2001. Both businesses benefited from lower raw materials costs in the 2002 period versus the 2001 period.

Unallocated Items

        Unallocated items includes unallocated corporate overhead, loss on the sale of accounts receivable, foreign exchange gains or losses, other non-operating income (expense), unallocated depreciation and amortization, interest and taxes. Unallocated items decreased for the nine months ended September 30, 2002 as compared to the same period in 2001, primarily due to $29.0 million of foreign currency exchange gains in the nine months ended September 30, 2002. SG&A expenses remained relatively flat. Net interest expense for the nine months ended September 30, 2002 increased by $4.3 million, or 2%, to $236.2 million from $231.9 million for the same period in 2001. The increase was due to additional debt and was partially offset by lower market interest rates in the 2002 period and a favorable impact from adjusting interest rate instruments to fair value in accordance with SFAS No. 133. Income tax benefits increased by $22.9 million to a benefit of $31.2 million for the nine months ended September 30, 2002 as compared to a benefit of $8.3 million for the same period in 2001. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2002 was $61.2 million, as compared to $187.5 million for the same period in 2001. The decrease in cash provided was primarily attributable to lower operating income and a larger net investment in net working capital in the 2002 period.

        Net cash used in investing activities for the nine months ended September 30, 2002 was $139.8 million, as compared to $404.7 million for the same period in 2001. The decrease in cash used in the 2002 period was attributable to expenditures on acquisitions during the 2001 period and lower capital spending in the 2002 period.

        Net cash provided by financing activities for the nine months ended September 30, 2002 was $61.3 million, as compared to $216.1 million for the same period in 2001. In March 2002, Huntsman International issued $300 million aggregate principal amount of its 9.875% Senior Notes due 2009 (the "2002 HI Notes"), the proceeds of which were used to pay down $290.4 million of the HI Credit Facilities and to pay $9.6 million of debt issuance costs. Huntsman International used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used to repay amounts due under the term loan portion of the HI Credit Facilities, eliminating scheduled term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003. During the 2001 period, we issued €250 million senior subordinated notes, the proceeds of which were used, together with cash flows from operations and borrowings under the HI Credit Facilities, to fund acquisitions and capital expenditures.

Debt

        As of September 30, 2002, we had $130.0 million of outstanding borrowings under the $400 million HI Credit Facilities and we had $59.2 million in cash balances. We also maintain $30 million of short-term, discretionary overdraft facilities, of which $13 million was available on September 30, 2002. We have agreed with our overdraft provider that, effective December 31, 2002, our overdraft facility will be reduced to $20 million as a result of the expansion of our accounts receivable securitization program. See "—Securitization of Accounts Receivable" below.

        As of September 30, 2002, we had outstanding variable rate borrowings of approximately $1.29 billion and €129.7 million. For the nine months ended September 30, 2002, the weighted average interest rates of these borrowings was approximately 5.85%. This weighted average rate does not consider the effects of interest rate hedging activities.

        We have guaranteed, on a senior basis, Huntsman International's obligations under the HI Credit Facilities. We have also pledged 100% of Huntsman International's membership interests as collateral under our guaranty of Huntsman International's obligations under the HI Credit Facilities.

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

Contractual Obligations and Commercial Commitments

        As of September 30, 2002, our obligations under long-term debt, lease agreements, and other contractual commitments are summarized below (dollars in millions):

	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$0.3	$374.8	$533.2	$2,539.8	$3,448.1
Capital lease obligations	1.5	3.3	2.9	6.0	13.7
Operating leases	14.9	18.7	8.5	36.5	78.6

Total	$16.7	$396.8	$544.6	$2,582.3	$3,540.4

        We have a revolving loan facility of up to $400 million which matures on June 30, 2005 with no scheduled commitment reductions. We also have a $30 million short-term, discretionary overdraft facility. We have agreed with our overdraft provider that, effective December 31, 2002, our overdraft facility will be reduced to $20 million as a result of the expansion of our accounts receivable securitization program. We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

Restructuring and Plant Closing Costs

        At December 31, 2001, we had a reserve for restructuring costs and plant closing costs of $31.3 million recorded in accrued liabilities. The reserve consisted of $30.5 million for workforce reductions and $0.8 million for other exit costs. During the nine months ended September 30, 2002 we made cash payments of approximately $19.0 million in workforce reductions. At September 30, 2002 there was $12.3 million remaining in accrued liabilities consisting of $11.9 million for workforce reductions and $0.4 million for other exit costs.

Securitization of Accounts Receivable

        In order to reduce our cost of financing, on December 21, 2000, we entered into a securitization program arranged by JP Morgan under which certain trade receivables were and will be transferred to a non-consolidated special purpose entity. This entity is not our affiliate. The acquisition of these receivables by the entity was financed through the issuance of commercial paper. We received $175 million in initial proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

        In June 2001, the special purpose entity issued approximately $165 million in medium term notes due in 2006, replacing the majority of the $175 million commercial paper issued previously. In addition to the medium term notes, as of September 30, 2002, the special purpose entity may issue up to $100 million in commercial paper to fund the purchase of receivables. As of September 30, 2002, the special purpose entity had total assets (consisting of cash and accounts receivable) of approximately $288 million, $174 million of medium term notes, and $25 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was 3.0% and 1.8%, respectively, as of September 30, 2002.

        On October 22, 2002, we completed an expansion of our accounts receivable securitization facility. The commitment to issue commercial paper was increased from $100 million to $125 million, and, upon completion of the program expansion, we issued approximately $60 million in additional commercial paper. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from the expanded facility may approximate $280 million in the upcoming calendar year. The HI Credit Facilities require a mandatory prepayment on the senior secured debt to the extent that proceeds from the securitization facility exceed $280 million. The $125 million committed commercial paper portion of the facility is subject to annual renewal by the commitment provider.

        During the nine months ended September 30, 2002, we sold approximately $2,214.7 million in receivables and received $2,221.8 million in proceeds. We recorded $4.2 million as a loss on receivables for the nine months ended September 30, 2002.

Capital Expenditures

        Capital expenditures for the nine months ended September 30, 2002 were $134.7 million, a decrease of $64.0 million as compared to the same period in 2001. The decrease was primarily attributable to higher spending levels in 2001 associated with the expansion of our titanium dioxide plants. We expect to spend approximately $200 to $210 million during 2002 on capital projects.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the nine months ended September 30, 2002 and 2001, we invested $2.4 million and $2.2 million, respectively in Rubicon. During the nine months ended September 30, 2002 and 2001, we received $6.3 and $5.7 million, respectively, from Louisiana Pigment.

Environmental Matters

  General

        Our capital expenditures relating to environmental matters for the nine months ended September 30, 2002 and 2001 were approximately $20.8 and $24.5 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $42.0 million. Capital expenditures are planned to comply with national legislation implementing the European Union ("EU") Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations, which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment. Under this directive, we will also be required to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most EU member states is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary, and the associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. As a result, capital expenditures beyond those currently anticipated may be required under applicable environmental laws.

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

        We have established financial reserves relating to environmental restoration and remediation programs, which we believe, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, we consider the viability of other parties). A total of approximately $26.6 million has been accrued related to environmental matters as of September 30, 2002. We do not anticipate that any future costs, in excess of those that have been accrued, will be material to the results of operations or financial position as a result of compliance with current environmental laws and regulations.

        In connection with our acquisitions, we generally have entered into agreements that provide us with indemnification for environmental pollution existing on the date of the applicable acquisition.

        A spill at our North Tees facility was discovered on March 27, 2001. The U.K. Environment Agency ("EA") issued an enforcement notice with respect to the spill on March 30, 2001, following an investigation into an alleged leak of a mixture consisting of approximately 60% benzene into the River Tees, allegedly following a dewatering procedure at the site. The requirements of that notice were complied with, to the satisfaction of the EA, by the end of May 2001. We contained the spill and conducted a program to reclaim the material. On August 1, 2002, we received a summons issued by the EA charging us with three counts of environmental violations in connection with the spill: one count of polluting the river and two counts of violating our environmental authorization. On September 24, 2002, the Company pled guilty in magistrate's court to two of the three counts; the third count was withdrawn. A total fine of £23,000 was imposed.

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Port Neches facility, and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. We met with the TCEQ on several occasions in 2001 and early 2002 and have reached a tentative settlement with the agency on penalties. Under the tentative settlement, a fine of no more than $100,000 would be allocable to the PO/MTBE facility. Although we do not anticipate it, it is possible that the terms of an air permit, which we have applied for as a result of the settlement, may cause us to incur costs related to equipment charges serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe the tanks were not owned by our Company; however, we did own the acid in the tanks. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that, if any charges are brought or actions taken and our Company is ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

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

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2002 and December 31, 2001 (dollars in millions):

	September 30, 2002	December 31, 2001	Difference
Current assets:
Cash and cash equivalents	$59.2	$83.9	$(24.7)
Accounts and notes receivables	564.8	501.6	63.2
Inventories	486.3	501.4	(15.1)
Prepaid expenses	30.1	10.7	19.4
Other current assets	60.6	47.4	13.2

Total current assets	1,201.0	1,145.0	56.0

Current liabilities:
Accounts payable	285.9	266.7	19.2
Accrued liabilities	458.9	495.2	(36.3)
Current portion of long-term debt	1.8	6.8	(5.0)
Deferred income taxes	—	5.7	(5.7)
Other current liabilities	42.2	62.4	(20.2)

Total current liabilities	788.8	836.8	(48.0)

Working capital	$412.2	$308.2	$104.0

        As of September 30, 2002, our working capital increased by $104.0 million as a result of the net impact of the following significant changes:

  •
  Decrease in cash balances of $24.7 million is due to the reasons specified in "—Liquidity and Capital Resources—Cash" above;

  •
  Increase in accounts receivable of $63.2 million is due primarily to strengthening of the euro and increased sales near the end of the third quarter versus the end of 2001;

  •
  Decrease in inventories of $15.1 million is mainly due to a decrease in raw material prices and improved supply chain management;

  •
  Increase in prepaid expenses of $19.4 million primarily due to insurance premiums paid during the third quarter;

  •
  Increase in accounts payable of $19.2 million is mainly due to increasing purchasing activity related to increased sales and raw material prices near the end of the third quarter versus the end of 2001;

  •
  Decrease in accrued liabilities of $36.3 million results mainly from a payment of $19.0 million against a reserve for restructuring costs, and payments of accrued interest and other accrued expenses.

  •
  Decrease in other current liabilities of $20.2 million is primarily the result of a reduction in overdraft borrowings.

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

  •
  Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products.

  •
  We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

  •
  Certain events affecting Huntsman Company could result in a "change of control" under the HI Notes, the HIH Notes and the HI Credit Facilities.

  •
  The restructuring of Huntsman Company could adversely affect our relationships with Huntsman Company and its subsidiaries; in such an event we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide to us, if at all.

  •
  If our subsidiaries do not make sufficient distributions to us, then we will not be able to make required payments on our debt.

  •
  The significant price volatility of many of our raw materials may result in increased costs.

  •
  The industries in which we compete are highly competitive and we may not be able to compete effectively with our competitors that are larger and have greater resources.

  •
  If we are unable to integrate successfully the businesses that we acquire, then our ability to meet our debt service obligations may be impaired.

  •
  Our ability to repay our debt may be adversely affected if our joint venture partners do not perform their obligations or we have disagreements with them.

  •
  Pending or future litigation or legislative initiatives related to MTBE may subject us to products or environmental liability or materially adversely affect our sales.

  •
  If our key suppliers are unable to provide the raw materials necessary in our production, then we may not be able to obtain raw materials from other sources on favorable terms, if at all.

  •
  If we are unable to maintain our relationships with Huntsman Company and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all.

  •
  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities.

  •
  Huntsman Company and ICI may have conflicts of interest with us, and these conflicts could adversely affect our business.

  •
  Our business may be adversely affected by international operations and fluctuations in currency exchange rates.

  •
  Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

  •
  Terrorist attacks, such as the attacks in New York and Washington, D.C. on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is limited since our sales prices are typically denominated in euros or U.S. dollars. To the extent we have material foreign currency exposure on known transactions, hedges are put in place monthly to mitigate such market risk. Our exposure to changing commodity prices is also limited (on an annual basis) since the majority of raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2002, we had no outstanding forward foreign exchange contracts with third party banks. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for U.S. dollars.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of September 30, 2002, we had entered into approximately $474 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately three months to twenty-four months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.75% to approximately 7.0%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.3%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $14.2 million. This increase would be reduced by approximately $4.7 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2002, we had forward purchase and sales contracts for 20,000 tonnes each (naphtha and other hydrocarbons), respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonnes of naphtha, the change would not result in any material gains or losses because the forward purchase and sales volumes are the same.

Item 4. Controls and Procedures

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    99.1    Certification of Chief Executive Officer

    99.2    Certification of Chief Financial Officer

  (b)
  Reports Submitted on Form 8-K:

    We filed a report on Form 8-K on October 21, 2002 to report that, on September 30, 2002, Huntsman Company LLC (formerly known as Huntsman Corporation), which at that time, together with its affiliates, indirectly held 60% of our membership interests, and Huntsman Polymers Corporation completed debt for equity exchanges.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL HOLDINGS LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
Date: November 13, 2002

CERTIFICATIONS

I, Peter R. Huntsman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Huntsman International Holdings LLC;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ PETER R. HUNTSMAN Peter R. Huntsman Chief Executive Officer

I, J. Kimo Esplin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Huntsman International Holdings LLC;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

Exhibit Index

99.1    Certification of Chief Executive Officer

99.2    Certification of Chief Financial Officer