Form 10-K
period 2002-12-31
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2003-03-31
CIK 1092825

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES 2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES ITEMS 8 AND 14(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-88057

HUNTSMAN INTERNATIONAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0630359 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive offices and telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On June 28, 2002, the last business day of Registrant's second fiscal quarter, 1,000 units of membership interest of Registrant were outstanding. 389 of Registrant's units of membership interest are held by non-affiliates. There is no established trading market for Registrant's units of membership interest. Accordingly, the market value of Registrant's units of membership interest held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND
SUBSIDIARIES 2002 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES
2002 FORM 10-K ANNUAL REPORT

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

        Market data used throughout this report was obtained from internal Company surveys and industry surveys and publications. These industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable. Results of internal Company surveys contained in this report, while believed to be reliable, have not been verified by any independent outside sources. References in this report to our market position and to industry trends are based on information supplied by Nexant Chem Systems, an international consulting and research firm, and International Business Management Associates, an industry research and consulting firm. We have not independently verified such market data.

PART I

ITEM 1. BUSINESS

General

        Our company, Huntsman International Holdings LLC, formerly known as Huntsman ICI Holdings LLC, is a Delaware limited liability company. For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman International Holdings LLC and, where the context requires, its subsidiaries. Our direct wholly-owned operating subsidiary is Huntsman International LLC ("HI"), a Delaware limited liability company formerly known as Huntsman ICI Chemicals LLC. Unless the context otherwise requires, references to our affiliate, Huntsman LLC (formerly named Huntsman Corporation), include its subsidiaries.

        Our membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), 30% by Imperial Chemicals Industries PLC ("ICI") and its affiliates, approximately 9% by institutional investors and approximately 1% by HMP Equity Holdings Corporation ("HMP").

        Huntsman Specialty, a Delaware corporation, is owned 100% by Huntsman Specialty Chemicals Holdings Corporation, a Utah corporation ("HSCHC"), and HSCHC is owned 100% by Huntsman LLC. Huntsman LLC, a Utah limited liability company, is owned 100% by HMP. HMP is a Delaware corporation and is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. (formerly known as CSFB Global Opportunities Partners, L.P.) ("GOP"), Consolidated Press (Finance) Limited ("CPH") and certain members of our senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of our senior management and certain members of the Huntsman family. The Huntsman family has board and operational control of our Company. The chart below shows our current company structure, together with equity interest ownership:

        Our Company was formed in 1999 in connection with a transaction between Huntsman Specialty, ICI and us. In that transaction, on June 30, 1999, we acquired ICI's polyurethane chemicals, selected petrochemicals and titanium dioxide ("TiO2" or "Tioxide") businesses and Huntsman Specialty's propylene oxide ("PO") business. We also acquired the 20% ownership interest of BP Chemicals Limited ("BP Chemicals") in an olefins facility in Wilton, U.K. and certain related assets. We then transferred the acquired businesses to our subsidiaries. In August 2000, we completed our acquisition of the Morton global TPU business from The Rohm and Haas Company; in February 2001, we completed our acquisition of the global ethyleneamines business of Dow Chemical Company ("Dow"); and, in April 2001, we completed our acquisition of the Albright & Wilson European surfactants business from Rhodia S.A.

        We derive our revenues, earnings and cash flow from the sale of a wide variety of chemical products. We manufacture these products at facilities located in North America, Europe, Asia and Africa, and our products are sold throughout the world.

        Our products are divided into two broad categories—differentiated and commodity chemicals. We manage our operations through our four principal operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. Our Polyurethanes and Performance Products businesses mainly produce differentiated products and our Pigments and Base Chemicals businesses mainly produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, tends to follow different trends and is not influenced by the same factors as our petrochemical-based commodity products. In addition, there are a limited number of significant competitors in our Pigments business, relatively high barriers to entry and strong customer loyalty. Each of our four operating segments is impacted to varying degrees by economic conditions, prices of raw materials and global supply and demand pressures.

        Historically, the demand for many of the products we produce in our Polyurethanes and Performance Products segments, which accounted for approximately 59% of our revenues for 2002, has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for these products. Sales volumes of our leading polyurethane product, MDI, have historically grown at rates in excess of global GDP growth. The global market for PO, also one of our polyurethane products, is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. A significant portion of our Performance Products is sold into consumer end use applications, including household detergents, personal care products and cosmetics. As such, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

        Historically, growth in demand for pigments products, predominately TiO2, has generally moved in line with GDP growth rates. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in Asia and the rest of the world.

        Many of the markets for our Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our Base Chemicals has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during much of the 2000 through 2002 period were characterized by a general weakening in demand and overcapacity. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Recent Events

Amendment of HI Credit Facilities

        On February 7, 2003, HI amended its senior secured credit facilities (the "HI Credit Facilities"). The amendments to the HI Credit Facilities (the "HI Credit Facilities Amendments") resulted in, among other things, the following:

  •
  changes to certain financial covenants, including the "Interest Coverage Ratio" and "Leverage Ratio" covenants, through the second quarter of 2004;

  •
  changes in the "Consolidated Net Worth" covenant to exclude the impact of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," on other comprehensive income;

  •
  an increase, from $280 million to $310 million, to the level of permitted proceeds from our accounts receivable securitization program before triggering a mandatory prepayment of bank debt; and

  •
  an increase in the applicable borrowing margin by 0.25%.

Expansion of Accounts Receivable Securitization Program

        We maintain a securitization program arranged by JP Morgan under which certain trade receivables are transferred to an unconsolidated special purpose entity through December 2005. On October 22, 2002, we expanded our securitization program by including the receivables of several additional subsidiaries. The commitment pertaining to the commercial paper portion of the facility was increased from $100 million to $125 million. As noted above, the HI Credit Facilities Amendments, among other things, allow up to $310 million of securitization proceeds without any mandatory prepayment requirement of bank debt. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from this program will approach $310 million in the upcoming calendar year. For more information see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securitization of Accounts Receivable."

Pledge of our Membership Interests

        On November 2, 2000, ICI, Huntsman Specialty, HI and our Company entered into agreements (the "ICI Agreements") pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the 30% membership interest in our Company indirectly held by ICI (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause us to pay up to $112 million of dividends to our members, subject to certain conditions. These conditions include the receipt of consent from HI's senior secured lenders and HI's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes (collectively, the "HI Notes"), as well as our ability to make restricted payments under the indentures governing our outstanding high yield notes (the "HIH Notes"). At December 31, 2002, the terms of the indentures governing the HIH Notes do not permit us to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on 30% of our outstanding membership interests (the "HIH Pledged Interest").

        GOP has also entered into an agreement with ICI (the "Option Agreement"). The Option Agreement provided BNAC, Inc. ("BNAC"), then a GOP subsidiary, with an option to acquire the ICI subsidiary that holds the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the B Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire our senior subordinated reset discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment.

        In connection with the restructuring of Huntsman LLC described below, all the shares in BNAC were contributed to Huntsman Holdings. Huntsman Holdings caused BNAC to be merged into HMP. HMP is a wholly-owned subsidiary of Huntsman Holdings and it now owns all the equity of Huntsman LLC. As a result of its merger with BNAC, HMP holds the interests formerly held by BNAC in the B Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest.

        The Option Agreement does not terminate Huntsman Specialty's obligations to ICI under the ICI Agreements. However, if HMP exercises the option, the ICI Agreements would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI under the ICI Agreements. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the HIH Pledged Interest. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities. A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or HI would have sufficient funds to purchase all the notes. If HMP does not pay the additional $100 million purchase price in respect of the B Notes, ICI would have the right to foreclose on the pledge of the B Notes in its favor. While there can be no assurance that HMP will be successful in obtaining the necessary funding to complete the transactions contemplated by the Option Agreement, HMP is currently in discussions with financial institutions concerning such funding and believes it will obtain the necessary funding to complete the contemplated transactions.

        If, and to the extent, the Option Agreement transactions are completed, ICI's lien on the HIH Pledged Interest would be released and, pursuant to agreements with Huntsman LLC's bank lenders, the HIH Pledged Interest would then be pledged to Huntsman LLC's bank lenders as additional collateral security for borrowings under its bank credit agreements.

Restructuring of Huntsman LLC

        On September 30, 2002, Huntsman LLC and its subsidiary, Huntsman Polymers Corporation, completed debt for equity exchanges. Huntsman LLC obtained the required consent of all its bank lenders to complete this restructuring. Huntsman LLC's restructuring involved a series of transactions that resulted in, among other things, the ownership structure described in "—General" above.

Acquisition of Membership Interests

        In November 2002, HMP acquired a 1.1% membership interest in our Company which had been previously held by an institutional equity investor. HMP, directly and indirectly, holds approximately 61% of our membership interests.

Chinese MDI Joint Venture

        In January 2003, we entered into a joint venture agreement to build an MDI manufacturing plant near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

        The total project cost is anticipated to be approximately $1.1 billion, with one-third to be funded in the form of equity by the joint venture participants and two-thirds in the form of debt. Our share of the equity investment is expected to be approximately $75 million, of which 15% is due within the first half of 2003. The joint venture sponsors are in the process of arranging for the debt portion of the financing, which is expected to be provided by Chinese banks. Most of the debt will be off balance sheet to us and all the debt will be non-recourse to us. Our investment will be made through an unrestricted subsidiary under the HI Credit Facilities and under the indentures governing the HIH Notes. A construction completion guaranty of our pro rata share of the debt is anticipated to be provided by our ultimate parent, Huntsman Holdings. Construction will likely require approximately three years, with completion estimated in 2006.

Continued Cost Reduction Initiatives

        On March 11, 2003 we announced that, in our Polyurethanes segment, we are integrating our Global Flexible Products division into our Global Derivatives division. This realignment is part of a continuous drive by our Polyurethanes segment to achieve a lowest cost position, as well to address difficult global economic conditions and increased market pressures. In total, approximately 90 positions will be eliminated.

Possible Transaction Involving Vantico Group, S.A.

        GOP holds certain debt securities of Vantico Group, S.A. or its affiliated companies ("Vantico"), and is engaged in discussions with Vantico about the restructuring of indebtedness of Vantico. This restructuring may include an exchange of some or all of the Vantico debt securities held by GOP for equity securities. GOP is also in discussions with Huntsman Holdings about the possible contribution of such securities to Huntsman Holdings or one of its subsidiaries, bringing Vantico within the Huntsman Holdings organization. If Vantico becomes part of the Huntsman Holdings organization, it is likely that there would be contractual arrangements between HI and Vantico relating to management, technology and commercial arrangements. It is not expected, however, that the securities of Vantico would be contributed to the Company, nor would the Company contribute any capital or provide any credit support to Vantico.

Operating Segments

        Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our senior management in deciding how to allocate resources and in assessing performance. Prior to 2002, we had three operating segments classified by product types: Specialty Chemicals, Petrochemicals and Tioxide. During the first quarter 2002, we reorganized our operations under four new operating segments classified by product types: Polyurethanes (our polyurethanes and PO business); Base Chemicals (our olefins and aromatics business in the U.K.); Pigments (our TiO2business); and Performance Products (our surfactants, ethyleneamines and other performance chemicals business). The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments, and the former Petrochemicals segment was renamed Base Chemicals.

        Each of these operating segments has a separate president and operating management. Segment information in this report with respect to 2001 and 2000 has been restated for comparative purposes.

        For more information on our operating segments and geographic information, see the following and "Note 21—Industry Segment and Geographic Area Information" to our consolidated financial statements included elsewhere in this report.

Polyurethanes

Polyurethanes—General

        Our polyurethanes business is composed of:

  •
  the polyurethanes business that we acquired from ICI;

  •
  the PO business that we acquired from Huntsman Specialty; and

  •
  the TPU business that we acquired from Rohm and Haas;

        Polyurethanes.    We market a complete line of polyurethane chemicals, including MDI, TDI, TPU, polyols, polyurethane systems and aniline, with an emphasis on MDI-based chemicals. Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and ethylene oxide. Primary polyurethane end-uses include automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives and other specialized engineering applications.

        According to Nexant Chem Systems, we own the world's two largest MDI production facilities in terms of capacity, located in Rozenburg, Netherlands and Geismar, Louisiana. These facilities receive raw materials from aniline facilities located in Wilton, U.K. and Geismar, Louisiana, which in terms of production capacity are the world's two largest aniline facilities.

        PO.    We are a leading producer of PO. Our customers process PO into derivative products such as polyols for polyurethane products, propylene glycol ("PG") and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We are also, according to Nexant Chem Systems, a leading U.S. marketer of PG, which is used primarily to produce unsaturated polyester resins for bath and shower enclosures and boat hulls, and to produce heat transfer fluids and solvents. As a co-product of our PO manufacturing process, we also produce methyl tertiary butyl ether ("MTBE"). MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—MTBE Developments" below for a further discussion of MTBE.

        We manufacture PO and MTBE at our facility in Port Neches, Texas. The current capacity of our PO facility is approximately 525 million pounds of PO per year. We produce PG under a tolling arrangement with Huntsman LLC which has the capacity to produce approximately 130 million pounds of PG per year at a neighboring facility.

        TPU.    In August 2000, we completed our acquisition of the Morton global TPU business from The Rohm and Haas Company. The acquired TPU business adds production capacity in Osnabruck, Germany and Ringwood, Illinois, which complements our existing footwear-based TPU business.

        Our Polyurethanes business accounted for 46%, 45% and 46% of our net sales in 2002, 2001 and 2000, respectively.

Polyurethanes—Industry Overview

        The polyurethanes industry is estimated to be a $28 billion global market, consisting primarily of the manufacture and marketing of MDI, TDI and polyols, according to Nexant Chem Systems.

        MDI is used primarily in rigid foam; conversely, TDI is used primarily in flexible foam applications that are generally sold as commodities. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. TPU is used in flexible elastomers and other specialty non-foam applications. PO, one of the principal raw materials for polyurethane chemicals, is primarily used in consumer durables. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

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

Source: Nexant Chem Systems

        MDI.    As reflected in the chart above, MDI has a substantially larger market size and a higher growth rate than TDI primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications than TDI. Nexant Chem Systems reports that future growth of MDI is expected to be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in insulation foam for construction. Other markets, such as binders for reconstituted wood board products, are expected to further contribute to the continued growth of MDI.

        According to Nexant Chem Systems, global consumption of MDI grew at a compound annual rate of approximately 7.7% over the past decade. This growth rate is the result of the broad end-uses for MDI and its superior performance characteristics relative to other polymers. The U.S. and European markets consume the largest quantities of MDI. With the recent recovery of the Asian economies, the Asian markets are becoming an increasingly important market for MDI and we believe that demand for MDI in Asia will continue to increase as its less developed economies continue to mature.

        There are four major producers of MDI: Bayer, our Company, BASF and Dow. We believe it is unlikely that any new major producers of MDI will emerge due to the substantial requirements for entry, including the limited availability of licenses for MDI technology and the substantial capital commitment that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

        The price of MDI tends to vary by region and by product type. In the Americas, the margin between MDI prices and raw material costs has remained relatively stable over the last ten years. In Europe, these margins have tended to be higher on average but with slightly greater volatility due to occasional supply and demand imbalances. The volatility in margins has been highest in Asia, primarily due to the region's status as a net importer of MDI. As a result, Asia has excess supply in times of surplus in the Americas and Europe and shortage in times of strong global demand. Historically, oversupply of MDI has been rapidly absorbed due to the high growth rate of MDI consumption.

        TDI.    The TDI market generally grows at a rate consistent with GDP. The four largest TDI producers supply approximately 60% of global TDI demand, according to Nexant Chem Systems. The consumers of TDI consist primarily of numerous manufacturers of flexible foam blocks sold for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries, and, as a result, development of TDI demand typically precedes MDI demand.

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

        Polyols.    Polyols are reacted with isocyanates, primarily MDI and TDI, to produce finished polyurethane products. In the U.S., approximately 77% of all polyols produced are used in polyurethane applications, according to Nexant Chem Systems. Approximately two-thirds of the polyols used in polyurethane applications are processed with TDI to produce flexible foam blocks and the remaining one-third is processed in various applications that meet the specific needs of individual customers. The creation of a broad spectrum of polyurethane products is made possible through the different combinations of the various polyols with MDI, TDI and other isocyanates. The market for specialty polyols that are reacted with MDI has been growing at approximately the same rate at which MDI consumption has been growing. We believe that the growth of commodity polyols demand has paralleled the growth of global GDP.

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

        PO.    Demand for PO depends largely on overall economic demand, especially that of consumer durables. Consumption of PO in the U.S. represents approximately one-third of global consumption. According to Nexant Chem Systems, U.S. consumption of PO has grown at approximately a 3.7% compound annual rate over the past twelve years. The following chart illustrates the primary end markets and applications for PO, and their respective percentage of total PO consumption:

Source: Nexant Chem Systems

        Two U.S. producers, Lyondell and Dow, account for approximately 90% of North American PO production. We believe that Dow consumes approximately 70% of their North American PO production in their North American downstream operations, and that approximately 50% of Lyondell's North American PO production is consumed internally or sold to Bayer, which acquired Lyondell's polyols business on March 31, 2000.

        MTBE.    We currently use our entire production of tertiary butyl alcohol ("TBA"), a co-product of our PO production process to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. U.S. consumption of MTBE grew at a compound annual rate of 15.2% in the 1990s due primarily to the implementation of federal environmental standards that require improved gasoline quality through the use of oxygenates. MTBE has experienced strong growth due to its ability to satisfy the oxygenation requirement of the Clean Air Act Amendments of 1990 with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. have adopted this oxygenate requirement to improve air quality even though they may not be mandated to do so by the Clean Air Act. While this trend has further increased MTBE consumption, the use of MTBE is becoming increasingly controversial and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See, "—MTBE Developments" below.

Polyurethanes—Sales and Marketing

        We manage a global sales force at 45 locations with a presence in 33 countries, which sells our polyurethanes to over 2,000 customers in 67 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture and CASE industries.

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

        We have entered into contractual arrangements with Huntsman LLC under which Huntsman LLC provides us with all of the management, sales, marketing and production personnel required to operate our PO business and our MTBE business. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and "Item 13—Certain Relationships and Related Transactions." We believe that the extensive market knowledge and industry experience of the sales executives and technical experts provided to us by Huntsman LLC, in combination with our strong emphasis on customer relationships, have facilitated our ability to establish and maintain long-term customer contracts. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing quality products, reliable supply, competitive prices and superior customer service.

        Based on current production levels, we have entered into long-term contracts to sell 45% of our PO to a customer through 2007. The balance of our PO is used internally or sold to a number of industrial accounts. Other contracts provide for the sale of our MTBE production to Texaco and BP Amoco. More than 70% of our annual MTBE production is committed to Texaco and BP Amoco, with our contract with Texaco expiring in 2007. In addition, over 40% of our current annual PG production is sold pursuant to long-term contracts.

Polyurethanes—Manufacturing and Operations

        Our primary polyurethanes facilities are located at Geismar, Louisiana, Port Neches, Texas, Rozenburg, Netherlands and Wilton, U.K. The following chart provides information regarding the capacities of some of our key facilities:

	MDI	TDI	Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(pounds in millions)										(gallons in millions)
Geismar, Louisiana(1)	860	90	160		890	(2)	1,200	(2)
Osnabrück, Germany			20	30
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Rozenburg, Netherlands	660		120
Wilton, U.K.					660		890

Total	1,520	90	300	50	1,550		2,080		525	145	260

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

        We use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at this facility. Our process reacts isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming tertiary butyl hydroperoxide and TBA which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

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

        Raw Materials.    The primary raw materials for polyurethane chemicals are benzene and PO. Benzene is a widely-available commodity that is the primary feedstock for the production of MDI. Approximately one-third of the raw material cost of MDI is attributable to the cost of benzene. Our integration with our suppliers of benzene, nitrobenzene and aniline provides us with a competitively priced supply of feedstocks and reduces our exposure to supply interruption.

        A major cost in the production of polyols is attributable to the costs of PO. We believe that the integration of our PO business with our polyurethane chemicals business will give us access to a competitively priced, strategic source of PO and the opportunity to further expand into the polyol market. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 52%, 29%, 16% and 3%, respectively, of total raw material costs in 2002. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, we purchase all of the propylene used in the production of our PO from Huntsman LLC, and through Huntsman LLC's pipeline, which is the only propylene pipeline connected to our PO facility.

Polyurethanes—Competition

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

Polyurethanes—MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act). We are unable to predict what the short- and long- term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become law in the future is unknown at this time.

        In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or future regulation of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for our MTBE and may result in a material loss in revenues or material costs or expenditures.

        In Europe, the European Union (the "EU") issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        In the event that there should be a phase-out of MTBE in the United States, we believe we will be able to export MTBE to Europe or elsewhere or use our co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. We believe that our low production costs at the PO/MTBE facility will put us in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        Furthermore, we cannot give any assurance that we will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information—Pending or future litigation or legislative initiatives related to MTBE may subject us to products or environmental liability or materially adversely affect our sales."

Performance Products

Performance Products—General

        Our performance products business is composed of:

  •
  the ethyleneamines business we acquired from Dow in February 2001; and

  •
  the European surfactants business we acquired from Rhodia S.A. in April 2001.

        Surfactants.    Surfactants or "surface active agents" are substances which combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

        We have the capacity to produce approximately 1.6 billion pounds of surfactant products annually at our six facilities located in the U.K., France, Italy and Spain. Our surfactants business is a leading manufacturer of surfactants and surfactant intermediates in Europe and is characterized by its breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in shampoos and other personal care applications. We are also a leading producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings.

        The primary raw materials for our surfactants business are linear alkylbenzene, ethylene oxide, natural alcohols, caustic soda and fatty acids. All of these raw materials are widely available in the merchant market at competitive prices.

        The table below identifies the major surfactant product groups that we produce and some common applications.

Product Group	Application
Alkoxylates	household detergents industrial cleaners shampoos polymerization additives
Sulfonates/Sulfates	powdered detergents liquid detergents dishwashing liquids industrial cleaners emulsion polymerization concrete superplasticizers gypsum wallboard agricultural adjuvants for herbicides
Esters and Derivatives	shampoo body wash other personal care products textile and leather treatment
Nitrogen Derivatives	bleach thickeners shampoo fabric conditioners other personal care products and applications
Formulated Blends	household detergents textile and leather treatment personal care products and applications foundry catalysts concrete additives pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher

        Ethyleneamines.    Ethyleneamines are highly versatile performance chemicals with a wide variety of end-use applications, including lube oil additives, epoxy hardeners, wet strength resins, chelating agents and fungicides.

        We have the capacity to produce approximately 160 million pounds of ethyleneamines annually at our facilities located at Freeport, Texas and Terneuzen, Netherlands. When we acquired our ethyleneamines business, we added production capacity in Freeport, Texas and a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant in

Terneuzen, Netherlands. Customers use these products in a wide variety of applications as shown below.

Product	Applications
Ethyleneamines	lube oil additives epoxy hardeners wet strength resins chelating agents fungicides

        The primary raw materials for ethyleneamines are ethylene dichloride and caustic soda. We have entered into long-term arrangements for the supply of ethylene dichloride and caustic soda from Dow, which produces these raw materials at facilities that are in close proximity to our Freeport, Texas manufacturing facility.

        Our Performance Products business accounted for 13%, 10% and 1% of net sales in 2002, 2001 and 2000, respectively.

Performance Products—Industry Overview

        Surfactants.    Growth in demand for surfactants is highly correlated with GDP due to its strong links with the household cleaning and general industrial markets; nevertheless, certain segments of the surfactants market, including personal care, are expected to grow faster than GDP.

        Demand growth for surfactants is viewed as being relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with unproved performance characteristics, and as a result lifetimes for these consumer end-products can often be quite short. This affords considerable opportunity for surfactants manufacturers to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags petrochemical price movements.

        Ethyleneamines.    Ethyleneamines are a component of the amines market. Amines broadly refer to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibitor agents. Similar to surfactants, growth in demand for amines is highly correlated with GDP due to its strong links to general industrial and consumer products markets. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing for amines tends to be stable and does not generally fluctuate with movements in underlying raw materials.

Performance Products—Sales and Marketing

        We sell our products to customers globally through a commercial organization which has extensive market knowledge, lengthy industry experience and long-standing customer relationships. Our sales force is organized into specialized teams tailored to each market segment's specific needs, thereby enhancing customer service. In addition to direct sales efforts, we also sell some of our products through a network of distributors.

        We also provide extensive pre-and post-sales technical service support to our customers. Our technical service professionals bring sophisticated skills to our customers and are well regarded within their field of expertise. Moreover, these professionals help tailor application of our products to meet our customers' unique needs and interact closely with our cross-functional business teams.

Performance Products—Manufacturing and Operations

        We have the capacity to produce approximately 1.6 billion pounds of surfactant products annually at our six facilities located in the U.K. (at Whitehaven), France (at Lavera and St. Mihiel), Spain (at Barcelona), and Italy (at Castiglione and Patrica), and a research facility located in the U.K. (at Oldbury). Our surfactants facilities are well located in Europe, with broad capabilities in conversion, sulfonation and ethoxylation. The surfactants facilities have a competitive cost base and use modern production tools that allow for flexibility in production capabilities and technical innovation. We continue to evaluate the feasibility of restructuring our Whitehaven, UK facility with a goal of reducing the operating cost of the facility.

        We have the capacity to produce approximately 160 million pounds of ethyleneamines annually at our facilities located at Freeport, Texas and Terneuzen, Netherlands. When we acquired our ethyleneamines business, we acquired a long-term supply arrangement for up to 50% of the existing production capacity of Dow's ethyleneamines plant in Terneuzen, Netherlands.

Performance Products—Competition

        There are numerous surfactants producers in Europe and worldwide. Our main competitors include worldwide leading chemical companies such as Sasol, BASF, Shell, Cognis, Clariant, AKZO Nobel, Dow, as well as various smaller or more local competitors. We compete on the basis of price with respect to our basic surfactant product offering and, in addition to price, on the basis of performance and service with respect to our specialty and blended surfactant products. Our main competitors in ethyleneamines include BASF, Dow and AKZO Nobel.

Pigments

Pigments—General

        Our Pigments business, which operates under the trade name "Tioxide," is among the largest producers in the world, with an estimated 13% market share, according to International Business Management Associates and has the largest production capacity for TiO2 in Europe. TiO2 is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, synthetic fibers and ceramics. In addition to its optical properties, TiO2 possesses traits such as stability, durability and non-toxicity, making it superior to other white pigments. According to International Business Management Associates, global consumption of TiO2 has grown at approximately a 2.9% compound annual rate during the past decade, which is in line with global GDP growth for that period.

        We offer an extensive range of products that are sold worldwide to over 3,000 customers in all major TiO2 end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments business to service local customers, as well as global customers that require delivery to more than one location. Our Pigments business has an aggregate annual nameplate capacity of approximately 596,000 tonnes at our eight production facilities. Five of our TiO2 manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with NL Industries, Inc.

        We recently commissioned a new TiO2 manufacturing plant at our Greatham, U.K. facility. This new plant allowed us to close an older, higher cost plant located at Greatham and increased our annual production capacity of the facility to 100,000 tonnes of chloride-based TiO2. In addition, we are in the process of expanding our Huelva, Spain plant by 17,000 tonnes by late 2005.

        We are among the world's lowest cost TiO2 producers, according to International Business Management Associates. By 2000, our comprehensive cost reduction program eliminated approximately $120 million of annualized costs since 1996. We have recently initiated a series of new cost rationalization initiatives, referred to as our "High Force" project, which are targeted to achieve additional savings of $80 million by the end of 2004.

        Our Pigments business accounted for 19%, 19% and 22% of our net sales in 2002, 2001 and 2000, respectively.

Pigments—Industry Overview

        Global consumption of TiO2 was 3.9 million tonnes in 2002 according to International Business Management Associates. The historical long-term growth rate for global TiO2 consumption generally has been in line with global GDP growth. Although short-term influences such as customer and producer stocking and de-stocking activities in response to changes in capacity utilization and price may distort this trend, over the long-term, GDP growth is the primary underlying factor influencing growth in TiO2 demand. The TiO2 industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the first half of the year.

        The global TiO2 market is characterized by a small number of large global producers. The TiO2 industry currently has five major producers (DuPont, Millennium Chemicals, our Company, Kerr-McGee and NL Industries), which account for approximately 80% of the global market share, according to International Business Management Associates. No producer has announced greenfield TiO2 capacity in the last few years. Based upon current price levels and the long lead times for planning, governmental approvals and construction, additional greenfield capacity is not expected in the near future. According to International Business Management Associates, prices of TiO2 are expected to be positively affected by limited investment in new capacity.

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

Pigments—Sales and Marketing

        Approximately 90% of our TiO2 sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve leading market shares in a number of the countries where we manufacture TiO2.

        In addition, we have focused on marketing products to higher growth industries. For example, we believe that our Pigments business is well-positioned to benefit from the projected growth in the plastics sector, which, according to International Business Management Associates, is expected to grow faster than the overall TiO2 market over the next several years. The table below summarizes the major end markets for our Pigments products:

End Markets	% of 2002 Sales Volume
Paints and Coatings	58%
Plastics	32%
Inks	5%
Other	5%

Pigments—Manufacturing and Operations

        Our Pigments business has eight manufacturing sites in seven countries with a total nameplate capacity of 596,000 tonnes per year. Approximately 73% of our TiO2 capacity is located in Western Europe. The following table presents information regarding our TiO2 facilities:

Region	Site	Annual Capacity	Process
		(tons)
Western Europe	Calais, France Greatham, U.K. Grimsby, U.K. Huelva, Spain Scarlino, Italy	100,000 100,000 80,000 80,000 80,000	Sulfate Chloride Sulfate Sulfate Sulfate
North America	Lake Charles, Louisiana(1)	60,000	Chloride
Asia	Teluk Kalung, Malaysia	56,000	Sulfate
Southern Africa	Umbogintwini, South Africa(2)	40,000	Sulfate

		596,000

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

        Joint Ventures.    We own a 50% interest in a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner, Kronos Louisiana, Inc., a wholly-owned subsidiary of NL Industries, Inc. We share production offtake and operating costs of the plant equally with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation.

        Raw Materials.    The primary raw materials used to produce TiO2 are titanium-bearing ores. There are a limited number of ore suppliers and we purchase ore under long-term supply contracts. The cost of titanium-bearing ores has been relatively stable in comparison to TiO2 prices. Titanium-bearing ore represents approximately 40% of TiO2 pigment direct production costs. We have recently renegotiated several of our primary ore purchasing contracts, which are expected to reduce our variable costs in the future.

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

        The sulfate process generally uses less-refined ores that are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our Pigments business. We now sell over 50% of the co-products generated by our business.

Pigments—Competition

        The global markets in which our Pigments business operates are highly competitive. The primary factors of competition are price, product quality and service. The major global producers against whom we compete are DuPont, Millennium Chemicals, Kerr-McGee Chemicals and NL Industries. We believe that our competitive production costs, combined with our presence in numerous local markets, give us a competitive advantage, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Base Chemicals

Base Chemicals—General

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

        Olefins.    Our olefins facility at Wilton, U.K. is one of Europe's largest single-site and lowest cost olefins facilities, according to Nexant Chem Systems. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 225 million pounds of butadiene per year. We sell over 80% of our ethylene and propylene volume through long-term contracts with Dow, European Vinyls Corporation, ICI, BP Chemicals and others, and over 64% of our total ethylene and propylene volume is transported via direct pipelines to our customers. The Wilton olefins facility benefits from its feedstock flexibility and superior logistics, which allows for processing of naphthas, condensates and natural gas liquids ("NGLs").

        Aromatics.    We produce aromatics at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. According to Nexant Chem Systems, we are a leading European producer of cyclohexane with 700 million pounds of annual capacity, a leading producer of paraxylene with 800 million pounds of annual capacity and are among Europe's larger producers of benzene with 1,300 million pounds of annual capacity. We use most of the benzene produced by our aromatics business internally in the production of nitrobenzene for our polyurethane chemicals business and for the production of cyclohexane. The balance of our aromatics products are sold to several key customers. We are in the process of evaluating to what extent we will need to spend additional capital at our aromatics manufacturing facilities to increase the efficiency and performance of such facilities.

        Our Base Chemicals business accounted for 22%, 26% and 31% of net sales in 2002, 2001 and 2000, respectively.

Base Chemicals—Industry Overview

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

        According to Nexant Chem Systems, the petrochemical industry is at or near its cyclical trough following a period of oversupply in the last few years and supply and demand characteristics are currently expected to improve in coming years, which should result in improved performance.

        As shown in the following table, ethylene is the largest petrochemicals market and paraxylene has been the fastest growing:

Product	2001 Global Market size	Historic Growth, (1992- 2001)	Markets	Applications
	(Billions of Pounds)
Ethylene	197	4.6%	polyethylene, ethylene oxide, polyvinyl chloride, alpha olefins, styrene	packaging materials, plastics, housewares, beverage containers, personal care
Propylene	112	5.4%	polypropylene, propylene oxide, acrylonitrile, isopropanol	clothing fibers, plastics, automotive parts, foams for bedding and furniture
Butadiene	18	3.2%	SBR rubber, polybutadiene, SB latex	automotive, carpet
Benzene	68	2.0%	polyurethanes, polystyrene, cyclohexane, cumene	appliances, automotive components, detergents, personal care, packaging materials, carpet
Paraxylene	37	10.1%	polyester, purified terephthalic acid ("PTA")	fibers, textiles, beverage containers
Cyclohexane	8	1.3%	nylon 6, nylon 6,6	fibers, resins

Source: Nexant Chem Systems

        The ethylene market in Western Europe is supplied by numerous producers, none of whom has a dominant position in terms of its share of Western European production capacity. We believe that the top three Western European producers of ethylene are BP, Dow and EniChem. Olefins capacity in Western Europe has expanded moderately in recent years primarily through implementation of low-cost process improvement projects at existing units. No greenfield olefins capacity has been constructed in Western Europe since 1994.

        Like the ethylene market, the aromatics market, which is comprised of benzene and paraxylene, in Western Europe is served by several major producers, including, according to Nexant Chem Systems, Dow, AtoFina, Shell, EniChem, ExxonMobil and BASF. We believe that both the benzene and paraxylene markets are currently in a period of overcapacity. The increasing restrictions imposed by regulatory authorities on the aromatics content of gasoline in general, and the benzene content in particular, have led to an increase in supply of aromatics in recent years. In our opinion, global paraxylene demand will grow largely as a result of the global economic growth. As a result of these dynamics, according to Nexant Chem Systems, margins in the aromatics industry, particularly those in paraxylene, are expected to continue to exhibit characteristic cyclicality and recover from currently depressed cyclical lows as polyester growth drives a rebalancing of supply and demand.

Base Chemicals—Sales and Marketing

        In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to minimize our selling expenses and administration costs. In 2002, over 80% of our primary petrochemicals sales volume was made under long-term contracts. We delivered over 60% of our petrochemical products volume in 2002 by pipeline, and we delivered the balance of our products by road and ship to either the U.K. or export markets, primarily in continental Western Europe.

Base Chemicals—Manufacturing and Operations

        We produce olefins at our facility in Wilton, U.K. In addition, we own and operate two integrated aromatics manufacturing facilities at our Wilton and North Tees sites at Teesside, U.K. Information regarding these facilities is set forth in the following chart:

Location	Product	Annual Capacity (millions of pounds)
Wilton, U.K.	Ethylene Propylene Butadiene Paraxylene	1,900 880 225 800
North Tees, U.K.	Benzene Cyclohexane	1,300 700

        The Wilton olefins facility's flexible feedstock capability, which permits it to process naphtha, condensates and NGL feedstocks, allows us to take advantage of favorable feedstock prices arising from seasonal fluctuations or local availability. According to Nexant Chem Systems, the Wilton olefins facility is one of Europe's most cost efficient olefins manufacturing facilities on a cash cost of production basis. In addition to our manufacturing operations, we also operate an extensive logistics operations infrastructure in North Tees. This infrastructure includes both above and below ground storage facilities, jetties and logistics services on the River Tees. These operations reduce our raw material costs by providing greater access and flexibility for obtaining feedstocks.

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

Base Chemicals—Competition

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

Significant Customers

        In 2002, sales for our Polyurethanes, Base Chemicals, Pigments and Performance Products businesses to ICI and its affiliates accounted for approximately 6% of our consolidated revenue. In 2001, sales to ICI and its affiliates accounted for approximately 6% of our consolidated revenue. ICI indirectly owns 30% of our membership interests. See "Item 13—Certain Relationships and Related Transactions" for a further discussion of our relationship with ICI. In 2002, our Base Chemicals business had sales to two significant customers, which amounted to 14.1% and 14.8%, respectively, of our sales for our Base Chemicals segment.

Research and Development

        In 2002, 2001 and 2000, we spent approximately $55 million, $63 million and $59 million, respectively, on research and development of our products.

Intellectual Property Rights

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. For our Polyurethanes business, we own approximately 200 U.S. patents and pending U.S. patent applications (including provisional applications), and more than 1360 foreign counterparts, including both issued patents and pending patent applications. For our Pigments business, we have approximately 15 U.S. patents and pending patent applications and approximately 160 foreign counterparts. For our Base Chemicals business, we own approximately 35 patents and pending applications (both U.S. and foreign). In our Performance Products business, we have approximately 50 U.S. patents and pending patent applications and approximately 710 foreign counterparts.

        In addition to our own patents and patent applications and proprietary trade secrets and know-how, we have entered into certain licensing arrangements that authorize us to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also license and sub-license certain intellectual property rights to affiliates and to third parties. In connection with our transactions with HI, ICI and Huntsman Specialty (under the terms of a Technology Transfer Agreement and a PO/MTBE Technology Transfer Agreement), we have licensed back to ICI and Huntsman LLC (on a non-exclusive basis) certain intellectual property rights for use in their respective retained businesses, and ICI and Huntsman LLC have each licensed certain retained intellectual property to us.

        For our Polyurethanes business, we have brand names for a number of our products, and we own approximately 28 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 1,150 foreign counterparts, including both registrations and applications for registration. For our Pigments business, we have approximately 150 trademark registrations and pending applications, approximately 110 of which relate to the trademark "Tioxide." Our Base Chemicals business is not dependent on the use of trademarks. For our Performance Products business, we have brand names for a number of our products, and we own approximately 7 U.S. trademark registrations and applications for registration currently pending at the United States Patent and Trademark Office, and approximately 930 foreign counterparts, including both registrations and applications for registration. We have entered into a trademark license agreement with

Huntsman Group Intellectual Property Holdings Corporation under which we have obtained the rights to use the trademark "Huntsman," subject to certain restrictions.

Employees

        We employed approximately 7,200 people as of December 31, 2002. Additionally, over 800 people are employed by our joint ventures. Approximately 84% of our employees, including employees of our joint ventures, work outside the United States. Approximately 53% of our employees are covered by collective bargaining agreements. In the ordinary course of our business we use the services of independent contractors. We believe that our relations with our employees are good.

        Huntsman LLC provides management and administrative services to us and also provides operating services for our PO business. See "Item 13—Certain Relationships and Related Transactions."

Environmental Regulations

        Our business of manufacturing and distributing chemical products and its related production of by-products and wastes, entails risk of adverse environmental effects. As a result, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our businesses. See "Item 1—Business—Polyurethanes—MTBE Developments" for a discussion of the proposed regulations regarding MTBE. Accordingly, given our businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

        Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at our properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the EU. For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of our U.K. facilities.

        We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of our

European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        Our operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs or experience interruption in our operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, we are aware of the following matters:

  •
  The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at our Port Neches, Texas facility and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. We met with the TCEQ on several occasions in 2001 and early 2002 and have reached a tentative settlement with the agency on penalties totaling $100,000. Although we do not anticipate it, it is possible that the terms of an air permit, which we have applied for as a result of the settlement, may cause us to incur costs related to equipment serving this plant and others in the vicinity that could be material.

  •
  On October 6, 2002, a leak of sulphuric acid from two tanks located near our Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although we took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. We believe the tanks were not owned by our Company; however, we did own the acid in the tanks. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although we can give no assurances, based on currently available information and our understanding of similar investigations and penalties in the past, we believe that, if any charges are brought or actions taken and our Company is ultimately found to be legally responsible, the probable penalties would not be material to our financial position or results of operations.

  •
  We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to us), we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that we will not be required to contribute to such costs or that such costs will not be material.

  •
  By letter dated March 6, 2003, our subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand was made, although penalties are expected.

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations—Environmental Matters."

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC" or the "Commission"). You can inspect and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. You can obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

        We maintain an Internet web site at http://www.huntsman.com. We currently make our most recent annual or quarterly report available through our web site. In addition, copies of all our annual, quarterly and current reports are available through the SEC's web site or commercial services. We also provide mailed or electronic copies of our annual and quarterly reports to holders of our outstanding debt securities under the terms of our indentures, and we provide electronic or paper copies of our filings free of charge upon request.

ITEM 2. PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices, which are leased from Huntsman LLC, are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, blending, research and main office facilities are located. For additional information, see "Item 1—Business—Polyurethanes" "—Performance Products, "—Pigments" and "—Base Chemicals."

Location	Description of Facility
Geismar, Louisiana(1)	MDI, TDI, Nitrobenzene(1), Aniline(1) and Polyols Manufacturing Facilities
Rozenburg, Netherlands	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Systems House
Wilton, U.K.	Aniline and Nitrobenzene Manufacturing Facilities
Peel, Canada(3)	Polyurethane Systems House
West Deptford, New Jersey	Polyurethane Systems House, Research Facility and U.S. Regional Headquarters
Auburn Hills, Michigan(3)	Polyurethane Office Space and Research Facility

Deerpark, Australia(3)	Polyurethane Systems House
Cartagena, Columbia	Polyurethane Systems House
Deggendorf, Germany	Polyurethane Systems House
Ternate, Italy	Polyurethane Systems House
Shanghai, China(2)	Polyurethane Systems House
Thane (Maharashtra), India(2)	Polyurethane Systems House
Samuprakam, Thailand(2)	Polyurethane Systems House
Kuan Yin, Taiwan(2)	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethane Systems House
Everberg, Belgium	Polyurethane Research Facility, Global Headquarters and European Headquarters
Gateway West, Singapore(3)	Polyurethane Regional Headquarters
North Andover, Massachusetts(3)	TPU Research Facility
Ringwood, Illinois(2)	TPU Manufacturing Facility
Osnabruck, Germany	TPU Manufacturing Facility
Port Neches, Texas	PO Manufacturing Facility and MTBE Manufacturing Facility
Wilton, U.K.	Olefins and Aromatics Manufacturing Facilities, Petrochemicals Headquarters
North Tees, U.K.(3)	Aromatics Manufacturing Facility and Logistics/Storage Facility
Teesport, U.K.(2)	Logistics/Storage Facility
Saltholme, U.K.	Underground Cavity Storage Operations
Grimsby, U.K.	TiO2 Manufacturing Facility
Greatham, U.K.	TiO2 Manufacturing Facility
Calais, France	TiO2 Manufacturing Facility
Huelva, Spain	TiO2 Manufacturing Facility
Scarlino, Italy	TiO2 Manufacturing Facility
Teluk Kalung, Malaysia	TiO2 Manufacturing Facility
Westlake, Louisiana(4)	TiO2 Manufacturing Facility
Umbogintwini, South Africa	TiO2 Manufacturing Facility
Billingham, U.K.	TiO2 Research and Technical Facility, and Office Space
Hammersmith, U.K.	Surfactants Headquarters
Whitehaven, U.K.	Surfactants Manufacturing Facility
St. Mihiel, France	Surfactants Manufacturing Facility
Lavera, France(2)	Surfactants Manufacturing Facility
Castiglione, Italy	Surfactants Manufacturing Facility
Patrica/Frosinane, Italy	Surfactants Manufacturing Facility
Barcelona, Spain(2)	Surfactants Manufacturing Facility
Oldbury, U.K.	Surfactants Research Facility
Freeport, Texas	Ethyleneamines Manufacturing Facility

(1)
50% owned manufacturing joint venture with Crompton Corp.

(2)
Leased.

(3)
Leased land and/or building.

(4)
50% owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of NL Industries, Inc.

ITEM 3. LEGAL PROCEEDINGS

        We are a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Based in part on the indemnities provided to us by ICI and Huntsman Specialty in connection with their transfer of businesses to us and our insurance coverage, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations. See "Item 1—Business—Environmental Regulations" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2002, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        As of the date of this report, there was no established public trading market for any class of our membership interests.

Holders

        As of the date of this report, our Company is owned 60% by Huntsman Specialty, 30% by ICI and its affiliates, approximately 9% by institutional investors and approximately 1% by HMP. For more information, see "—General" above.

Distributions

        Pursuant to our limited liability company agreement and the limited liability company agreement of HI, we have a tax sharing arrangement with HI and all of our membership interest holders. Under the arrangement, because we are treated as a partnership for United States income tax purposes, we will make payments to our membership interest holders in an amount equal to the United States federal and state income taxes we and HI would have paid had we been a consolidated or unitary group for federal tax purposes. These payments are funded by distributions from HI. The arrangement also provides that we will receive and remit to HI cash payments from the membership interest holders in amounts equal to the amount of United States federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

        Except in accordance with the above paragraph, the HI Credit Facilities restrict our ability to pay dividends or other distributions on our equity interests. The indentures governing the HI Notes also place certain restrictions on HI's ability to pay dividends and make other distributions, including prohibiting it from making distributions to us for the purpose of paying principal, interest or premium on the HIH Notes.

        The restrictions contained in the indentures governing the outstanding HIH Notes and HI Notes may prevent us from making any "restricted payments," including (i) any dividends, distributions or other payments to holders of our equity interests or (ii) payments to purchase, redeem or otherwise acquire or retire for value any of our equity interests, subject to certain exceptions contained in such indentures.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data for our Company as of the dates and for the periods indicated. Information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

					Predecessor Company
	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Six Months Ended December 31, 1999	Six Months Ended June 30, 1999	Year Ended December 31, 1998
	(Millions of Dollars)
Consolidated Statements of Operations Data:
Revenues	$4,518.1	$4,575.2	$4,447.9	$1,997.3	$192.0	$338.7
Operating income	228.1	173.1	423.7	198.3	52.6	54.3
Income (loss) from continuing operations	(68.5)	(137.9)	82.0	49.7	21.5	9.4
Consolidated Balance Sheet Data:
Working capital	$321.1	$308.2	$330.6	$456.7	$32.6	$30.4
Total assets	5,044.1	4,826.5	4,777.9	4,778.5	577.9	577.6
Long-term debt and other non-current liabilities	3,794.0	3,628.9	3,375.7	3,433.2	474.6	503.8
Members'/Stockholders' equity	337.9	353.0	521.1	565.1	49.8	30.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We derive our revenues, earnings and cash flow from the sale of a wide variety of differentiated and commodity chemicals. We manage our operations through our four principal operating segments: Polyurethanes, Performance Products, Pigments, and Base Chemicals. We manufacture products at facilities located in North America, Europe, Asia and Africa, and our products are sold throughout the world.

        Our products are divided into two broad categories—differentiated and commodity chemicals. Our Polyurethanes and Performance Products businesses mainly produce differentiated products and our Pigments and Base Chemicals businesses mainly produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, tends to follow different trends and is not influenced by the same factors as our petrochemical-based commodity products. In addition, there are a limited number of significant competitors in our Pigments business, relatively high barriers to entry and strong customer loyalty. Each of our four operating segments is impacted to varying degrees by economic conditions, prices of raw materials and global supply and demand pressures.

        Historically, the demand for many of the products which we produce in our Polyurethanes and Performance Products segments, which accounted for approximately 59% of our revenues for 2002, has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for these products. Sales volumes of our MDI products have grown at rates in excess of global GDP growth. The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. A significant portion of our Performance Products are sold into consumer end use applications including household detergents, personal care products and cosmetics. As such, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

        Historically, growth in demand for TiO2 pigments has generally been in line with GDP growth rates. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints in Europe and North America, the largest end use for TiO2, are generally highest in the spring and summer months in those regions. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in Asia and the rest of the world.

        Many of the markets for the Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our Base Chemicals has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during much of the 2000 through 2002 period were characterized by a general weakening in demand and overcapacity. We believe that weak economic conditions have resulted in a contraction in production capacity. If this contraction in industry capacity is sustained and if demand growth returns to the rates which have been achieved historically, we believe that industry profitability will improve.

Results of Operations

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues	$4,518.1	$4,575.2	$4,447.9
Cost of goods sold	3,902.7	3,990.1	3,705.4

Gross profit	615.4	585.1	742.5
Expenses of selling, general, and administrative, research, and development	379.6	365.4	318.8
Restructuring and plant closing costs	7.7	46.6	—

Operating income	228.1	173.1	423.7
Interest expense, net	(334.0)	(320.0)	(303.6)
Loss on sale of accounts receivable	(5.5)	(12.8)	(1.9)
Other income (expense)	1.3	(2.0)	(3.2)

Income (loss) before income taxes	(110.1)	(161.7)	115.0
Income tax benefit (expense)	41.5	26.0	(30.2)
Minority interests in subsidiaries' income (loss)	0.1	(2.2)	(2.8)
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss)	$(68.5)	$(139.4)	$82.0

Depreciation and amortization	$256.2	$227.1	$203.6

EBITDA(1)	$480.1	$385.4	$622.2

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization, and taxes. EBITDA is included in this report because it is a basis on which we assess our financial performance and debt service capabilities, and because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States ("U.S. GAAP") or as a measure of a company's profitability or liquidity. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. (See footnote 21 of the consolidated financial statements)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        For the year ended December 31, 2002, we had a net loss of $68.5 million on revenues of $4,518.1 million, compared to a loss of $139.4 million on revenues of $4,575.2 million in 2001. The increase of $70.9 million in net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2002 decreased by $57.1 million, or 1%, to $4,518.1 million from $4,575.2 million in 2001. Revenues declined modestly from 2001 to 2002 as higher sales volumes were offset by lower selling prices. Base Chemicals revenues were lower due to the discontinuance of cumene sales beginning in the first quarter of 2002 as well as lower average selling prices and sales volumes for most products. This decrease was offset by increased revenues in Performance Products largely attributable to the acquisition of the Albright & Wilson European surfactants business from Rhodia S.A. in April of 2001.

  •
  Gross profit for the year ended December 31, 2002 increased by $30.3, or 5%, to $615.4 million from $585.1 million in 2001. This increase was mainly the result of higher overall sales volumes and generally lower feedstock prices partially offset by lower overall average selling prices in 2002 as compared to 2001.

  •
  Selling, administrative and research and development ("SG&A") costs for the year ended December 31, 2002 increased by $14.2 million, to $379.6 million from $365.4 million in 2001. Higher SG&A due to increased pension costs and the implementation of an SAP software system were partially offset by foreign currency exchange gains resulting from the strengthening of the Euro and GBP Sterling versus the U.S. dollar.

  •
  Restructuring and plant closing costs for the year ended December 31, 2002 were $7.7 million. A $4.6 million charge in the Performance Products segment resulted mainly from restructuring activities and the closure of the Alcover, Spain surfactants plant. A $3.1 million charge in the Pigments segment resulted from asset write-offs related to the closure of a TiO2 manufacturing facility in Greatham, UK. For the year ended December 31, 2001, there was a $1.9 million charge resulting from cost reduction initiatives within the Pigments segment and a $44.7 million restructuring charge, primarily related to restructuring activities in our Polyurethanes segment, and the closure of our Shepton Mallet, UK polyols manufacturing facility.

  •
  Net interest expense for the year ended December 31, 2002 increased by $14.0 million, or 4%, to $334.0 million from $320.0 million for the same period in 2001. The increase was primarily due to higher average debt levels, partially offset by lower average borrowing costs.

  •
  Income tax benefit increased by $15.5 million to $41.5 million for the year ended December 31, 2002 as compared to $26.0 million in 2001. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in the United States versus international locations.

        The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated items.

	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenues
Polyurethanes	$2,066.0	$2,073.7
Performance Products	574.3	455.3
Pigments	880.3	872.1
Base Chemicals	1,097.5	1,268.6
Eliminations	(100.0)	(94.5)

Total	$4,518.1	$4,575.2

Segment income (loss)
Polyurethanes	$230.4	$132.7
Performance Products	16.6	16.4
Pigments	14.0	95.6
Base Chemicals	(33.4)	(23.0)

Total	227.6	221.7
Unallocated items
Administrative and other	0.5	(48.6)

Operating income	$228.1	$173.1

Polyurethanes

        For the year ended December 31, 2002, Polyurethanes revenues decreased by $7.7 million to $2,066.0 million from $2,073.7 million in 2001. MDI sales volumes increased by 4%. Volumes in the Americas increased by 11% and volumes in Asia decreased by 5%, while volumes in Europe remained stable. Volumes in the Americas increased due to a strong growth in the Americas MDI market. MDI volumes in Asia were lower primarily due to reduced sales under co-producer arrangements and a slowdown in the insulation foam market. MDI average selling prices decreased by 1%, with prices down in all regions except Europe, where prices increased by 3% primarily due to the strengthening of the Euro versus the dollar. Polyols sales revenue increased by 8%, due to a 9% increase in volumes. PO sales revenue decreased by 1% with volumes down 6% due to the conversion of some product sales agreements to tolling arrangements while average selling prices increased by 4% in 2002. MTBE sales revenue decreased by 7% as compared to the same period in 2001. MTBE sales volumes were relatively unchanged from the prior year, however, average selling prices decreased by 6% due to lower gasoline prices in 2002.

        For the year ended December 31, 2002, Polyurethanes segment income increased by $97.7 million, or 74%, to $230.4 million from $132.7 million in 2001. Increased segment income resulted from increased overall sales volumes and overall lower energy and feedstock prices, which more than offset the decline in average selling prices discussed above. Segment income also increased as 2001 results included a charge of $44.7 million which was mainly the result of restructuring activities and the closure of our Shepton Mallet, UK polyols manufacturing facility. SG&A costs, including research and development costs, remained relatively flat in 2002 as compared to 2001. Lower costs resulting from our cost reduction initiatives were offset by foreign exchange losses, bad debt expenses and increased pension costs in 2002.

Performance Products

        For the year ended December 31, 2002, Performance Products revenues increased by $119.0 million, or 26%, to $574.3 million from $455.3 million in 2001. Surfactants revenues increased by 45% due to a 43% increase in sales volumes while average selling prices remained relatively unchanged. Increased surfactants revenues are largely due to non-comparable sales as the surfactants business was acquired in April 2001. Excluding non-comparable sales, surfactants revenues increased by 10% in 2002 as compared to 2001. Ethyleneamines revenues increased by 27% due to a 45% increase in sales volumes and a 29% decrease in average selling prices. Increased ethlyeneamines revenues were due to non-comparable sales from the ethyleneamines business we acquired in February 2001. Excluding non-comparable sales, ethyleneamines sales increased by 14%. Increased volumes and decreased selling prices mainly resulted from increased sales into the Asia/Pacific region which has lower average selling prices. Increased volumes were due to improved market conditions in 2002 and the benefit of starting a second production train at our Freeport, Texas facility in late third quarter 2002.

        For the year ended December 31, 2002, Performance Products segment income increased by $0.2 million, or 1%, to $16.6 million from $16.4 million in 2001. During 2002 Performance Products benefited from increased overall sales volumes, lower average raw materials costs and non-comparable results for businesses acquired in the first quarter 2001. These results were offset by increased SG&A costs resulting from ongoing restructuring activities, including $4.6 million of costs related to the closure of our Alcover, Spain surfactants plant.

Pigments

        For the year ended December 31, 2002, Pigments revenues increased by $8.2 million, or 1%, to $880.3 million from $872.1 million in 2001. Sales volumes increased by 7% due to higher end-use demand for TiO2 and customer re-stocking activity ahead of expected price increases. Sales volumes increased by 14%, 14% and 2% in North America, Asia, and Europe, respectively. Average selling prices decreased by 6%, with average selling prices decreasing by 10%, 9%, and 3% in North America, Asia, and Europe, respectively, due to an unfavorable industry supply-demand balance during 2001, which negatively impacted selling prices in 2002. Lower local currency prices were partially offset by favorable movements in exchange rates. Average selling prices were increasing toward the end of the year with average selling prices 7% higher in the fourth quarter of 2002 than they were in the fourth quarter of 2001.

        For the year ended December 31, 2002, Pigments segment income decreased by $81.6 million, or 85% to $14.0 million from $95.6 million for the same period in 2001. The decline in segment earnings is mainly due to an unfavorable supply-demand balance during 2001, which negatively impacted selling prices in 2002. Manufacturing costs increased mainly due to higher pension and insurance costs and adverse movements in currency exchange rates. SG&A costs increased in 2002 mainly due to costs associated with the implementation of an SAP software system and increased pension costs. During 2002 we incurred a $3.1 million charge from asset write-offs related to the closure of a facility in Greatham, UK.

Base Chemicals

        For the year ended December 31, 2002, Base Chemicals revenues decreased by $171.1 million, or 13%, to $1,097.5 million from $1,268.6 million in 2001. Lower revenues were largely due to decreased average selling prices on ethylene and paraxylene, decreased sales volumes in ethylene and propylene and lower levels of activity in the hedging of feedstocks settling through revenues. The discontinuance of cumene sales, which occurred in the first quarter of 2002, also contributed to the decreased revenue. Average selling prices of ethylene and paraxylene fell by 11% in 2002 as compared with 2001, due to the impact of lower underlying feedstock costs. Benzene average selling prices increased by 16% in 2002 as the result of improved market conditions. Propylene prices were relatively unchanged. Sales volumes of ethylene, propylene and benzene decreased by 6%, 22% and 16%, respectively, while paraxylene and cyclohexane sales volumes increased by 17% and 61%, respectively. Ethylene and propylene sales were lower due to the turnaround and inspection overhaul in the second quarter, and reduced demand in the fourth quarter. Cyclohexane sales were higher in 2002 due to higher production.

        For the year ended December 31, 2002, Base Chemicals segment income decreased by $10.4 million, or 45%, to a loss of $33.4 million from a loss of $23.0 million in 2001. Decreased segment income was mainly due to lower sales volumes of ethylene and propylene, and lower selling prices for ethylene and paraxylene. Margins in the olefins market were lower in 2002. The effect of reduced selling prices was compounded by a 1% increase in the cost of naphtha, our primary feedstock. Lower segment income also resulted from the cost of purchasing product to cover the second quarter turnaround and inspection overhaul of our olefins facility. SG&A costs, including research and development expenditures, were relatively unchanged in 2002 as compared to 2001.

        In 2001, Basell, a major customer of our Base Chemicals business, announced the closure of its Wilton, U.K., polypropylene facility. Basell also indicated that it intended to stop purchasing propylene from us after our current contract expires on December 31, 2003. In 2002, Basell purchased approximately 316 million pounds of propylene or approximately 42% of our propylene output. At present, we have entered into contracts with customers to replace in excess of 60% of the Basell volume. Given existing demand in the propylene market, we anticipate that we will successfully replace the remaining lost volume.

Unallocated Items

        Unallocated administrative and other items includes unallocated corporate overhead, unallocated depreciation and amortization, foreign exchange gains and losses on non-permanent intercompany loans. For the year ended December 31, 2002, expense from unallocated administrative and other items decreased by $49.1, to income of $0.5 million from expense of $48.6 million in 2001. Administrative and other expenses decreased mainly due to $47.0 million of foreign currency exchange gains in 2002 versus $2.9 million of gains in 2001. The exchange gains resulted from the strengthening of the Euro and GBP Sterling versus the U.S. dollar. Unallocated SG&A expenses decreased by approximately $11.0 million due to lower legal costs in 2002 and certain abandoned transaction costs in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        For the year 2001, we had a net loss of $139.4 million on revenues of $4,575.2 million, compared to net income of $82.0 million on revenues of $4,447.9 million for the year 2000. The decrease of $221.4 million in net income was the result of the following items:

  •
  Revenues for the year 2001 increased by $127.3 million, or 3%, to $4,575.2 million from $4,447.9 million for the year 2000. The increase in revenues resulted from an increase in revenues in the Polyurethanes and Performance Products segments which was partially offset by decreased revenues in the Pigments and Base Chemicals segments. Sales in the Polyurethanes segment benefited from the acquisition of the TPU business in the third quarter of 2000. Sales in the Performance Products segment benefited from the inclusion of the European performance chemicals sales beginning in the third quarter of 2000 the acquisition of the ethyleneamines and surfactants businesses in the first and second quarter of 2001, respectively.

  •
  Gross profit for the year 2001 decreased by $157.4 million, or 21%, to $585.1 million from $742.5 million for the year 2000. This decline was mainly the result of lower average selling prices in all our segments and higher raw materials costs in our Polyurethanes and Pigments segments.

  •
  Selling, administrative and research & development ("SG&A") costs for the year 2001 increased by $46.6 million, or 15%, to $365.4 million from $318.8 million for the year 2000. This increase was largely due to the SG&A expenses associated with the businesses we acquired in 2000 and 2001. In addition, in the 2001 period, we recorded certain non-recurring expenses associated with abandoned acquisitions and other transactions.

  •
  Restructuring and plant closing costs for the year 2001 were $46.6 million and were incurred in our Polyurethanes and Pigments segments. These charges primarily relate to phase one of our previously announced cost reduction program in our Polyurethanes business which includes the closure of our Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002. This facility became largely redundant following the acquisition of our TPU business in 2000. The program also includes reductions in work force of approximately 270 employees at the Shepton Mallet facility and other locations during the fourth quarter of 2001 and during 2002. The cash component of this charge is expected to total approximately $37 million, a significant portion of which will be disbursed in 2002.

  •
  Net interest expense for the year 2001 increased by $16.4 million, or 5%, to $320.0 million from $303.6 million for the year 2000. The increase was a result of higher average outstanding borrowings and the decrease in the fair value of our interest rate derivative contracts, partially offset by lower average borrowing rates on our variable rate debt.

  •
  Income taxes for the year 2001 decreased by $56.2 million to a $26.0 million tax benefit as compared to a $30.2 million expense for the year 2000. Lower taxes were due primarily to decreased earnings for the period. Our effective income tax rate increased to approximately 31% in 2001 from approximately 16% in 2000 due to larger net losses in our U.S. operations, which are not subject to Federal income taxes because of our status as a limited liability company

        The following table sets forth the sales and income for each of our operating segments. Segment income is operating income excluding unallocated corporate overhead.

	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues
Polyurethanes	$2,073.7	$2,065.3
Performance Products	455.3	43.2
Pigments	872.1	955.8
Base Chemicals	1,268.6	1,485.5
Eliminations	(94.5)	(101.9)

Total	$4,575.2	$4,447.9

Segment income (loss)
Polyurethanes	$132.7	$218.3
Performance Products	16.4	—
Pigments	95.6	172.8
Base Chemicals	(23.0)	39.8

Total	221.7	430.9
Unallocated items
Administrative and other	(48.6)	(7.2)

Operating income	$173.1	$423.7

Polyurethanes

        Total polyurethanes revenues increased by $8.4 million, or 1%, to $2,073.7 million from $2,065.3 million for the year ended December 31, 2000. Polyurethanes revenues, excluding non-comparable acquisitions, declined by $61.6 million, or 3%, for the year 2001 compared to the year 2000. Non-comparative sales from TPU were $70.0 million. TPU was included beginning September 2000. Total MDI sales decreased by 1%. A strong recovery in the Asian economies led to an increase of sales volumes of 26% in that region, while in Europe sales volumes grew by 6%. In the Americas, sales volumes decreased by 14% due to weaker demand resulting from the continued economic slowdown. Polyols sales increased by 7% compared to the 2000 period. Polyols sales volumes grew by 9%, with the increase attributable to all three geographic regions. Higher sales volumes were partially offset by a 2% decrease in average selling prices for polyols as compared to the same period in 2000, a substantial portion of which was due to a weakening in the value of the euro versus the U.S. dollar. PO sales increased by 2% mainly due to an 11% decrease in average selling prices for PO which was more than offset by a 13% increase in PO sales volumes. MTBE sales revenue decreased by 6% compared to the 2000 period. Lower sales were due to a 7% decrease in average selling prices for MTBE. The decline in average selling prices for MTBE was primarily attributable to lower gasoline prices

        Polyurethanes segment income for the year 2001 decreased by $85.6 million, or 39%, to $132.7 million from $218.3 million for the year 2000. Of this decrease, $44.7 million was due to the restructuring charges discussed above. Gross profit on MDI and polyols decreased by 6% and 9%, respectively. Lower gross profit on MDI was a result of higher energy and natural gas prices in 2001 as compared to 2000. Polyols gross profit benefited from increased sales volumes, but this benefit was more than offset by a decrease in average selling prices and higher energy and raw material costs, particularly in the U.S. Lower gross profit in PO and MTBE was a result of the lower revenues described above which were partially offset by a decline in key raw materials including isobutane and propylene. SG&A increased by 22% in 2001 as compared to 2000. The increase was due largely to the SG&A expenses associated with businesses acquired in 2000 and 2001.

Performance Products

        Our Performance Products segment is made up of the ethyleneamines business which we acquired from Dow in February 2001, the European surfactants business which we acquired from Rhodia S.A. in April 2001, and the resale of performance products purchased from Huntsman LLC which began in September 2000. Comparative information for these acquisitions is not available for this reporting period.

Pigments

        Pigments revenues for the year 2001 decreased by $83.7 million, or 9%, to $872.1 million from $955.8 million for the year 2000. Sales volumes decreased by 4% as compared to 2000. Sales in Europe and North America each decreased by 5%, while sales volumes in the other regions of the world decreased by 2%. Lower volumes were primarily due to reduced customer demand resulting from global economic weakness. Average selling prices declined by 6% due to reduced industry operation rates as well as the continued weakness of the value of the euro versus the U.S. dollar.

        Pigments segment income for the year 2001 decreased by $77.2 million, or 45%, to $95.6 million from $172.8 million for the year 2000. The decline in segment income was mainly due to lower gross profit resulting from lower revenues discussed above and the impact of higher raw material and energy costs, partially offset by lower manufacturing costs, a portion of which resulted from favorable currency movements. During 2001, we incurred $1.9 million in restructuring and plant closing costs in our Pigments segment.

Base Chemicals

        Base Chemicals revenues for the year 2001 decreased by $216.9 million, or 15%, to $1,268.6 million from $1,485.5 million for the year 2000. Sales volumes of ethylene and propylene decreased by 12% and 10%, respectively. Lower sales volumes of ethylene and propylene were a result of reduced customer demand, lower sales of product which had been purchased for resale, and a higher volume of material delivered on exchange. Average selling prices of ethylene and propylene declined by 13% and 18%, respectively, in 2001 as compared to 2000 due to lower feedstock prices and weaker market conditions. In aromatics, sales of benzene increased by 25%, while sales of cyclohexane and paraxylene decreased by 22% and 8%, respectively, in 2001 as compared to 2000. The increased sales volume of benzene resulted from reduced internal requirements for the product. Lower sales volumes of cyclohexane were a result of lower production resulting from a temporary shortage of a key feedstock. Benzene and cyclohexane average selling prices declined by 23% and 15%, respectively, in 2001 as compared to 2000, while the paraxylene average selling prices rose by 1%. Basell, a major customer of our Base Chemicals business, announced the closure of its Wilton, U.K., polypropylene facility. Basell also indicated that it intended to stop purchasing propylene from us after our current contract with Basell expires on December 31, 2003. In 2001, Basell purchased 350 million pounds of propylene or approximately 40% of our output.

        Base Chemicals segment income for the year 2001 decreased by $62.8 million to a loss of $23.0 million from a profit of $39.8 million for the year 2000. Lower gross profit resulted from lower revenues as discussed above, which were only partially offset by lower feedstock costs. The price of our main feedstock, naphtha, decreased by 17% in 2001 as compared to 2000. In addition, gross profit was negatively impacted by inventory devaluations which resulted from lower feedstock costs and lower average selling prices. SG&A (including R&D) decreased by 15% in 2001 as compared to 2000. The decrease was a result of lower administrative costs and favorable currency exchange movements.

Unallocated Items

        Unallocated administrative and other items include unallocated corporate overhead, foreign exchange gains and losses and unallocated depreciation and amortization. Unallocated administrative and other items increased for the year 2001 by $41.4 million to $48.6 million from $7.2 million for the year 2000. Higher administrative costs for legal, finance, and management, and an increase in foreign exchange losses contributed to the increased costs.

Liquidity and Capital Resources

        Cash.    Net cash provided by operating activities for 2002 was $157.5 million, as compared to net cash provided by operating activities of $202.4 million for 2001. The decrease in cash provided was primarily attributable to a net change in net operating assets and liabilities of negative $23.2 million in 2002 versus a net change of $62.0 million in 2001. This year over year variance is mainly the result of increasing average selling prices and underlying raw material and feedstock prices in 2002 as compared to a general decline in such variables during 2001. The negative net change in operating assets and liabilities in 2002 as compared to 2001 was partially offset by improved operating income, net of any gains on foreign currency transactions.

        Net cash used in investing activities for 2002 was $188.9 million, as compared to $491.7 million for the same period in 2001. The decrease in cash used was attributable to higher capital expenditures in 2001, mainly due to the expansion of our TiO2 facilities, and increased spending on acquisitions during 2001 for Albright and Wilson's European surfactants business and Dow's ethyleneamines business.

        Net cash provided by financing activities for 2002 was $1.1 million, as compared to $312.2 million for 2001. In March 2002, we issued $300 million of senior notes, the proceeds of which were used to pay down $290.4 million of the HI Credit Facilities and to pay $9.6 million of debt issuance costs. We used approximately $58 million of the net proceeds to repay outstanding indebtedness under the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used to repay amounts due under the term loan amortization requirements in 2002 and substantially reducing scheduled term loan amortization requirements in 2003. During the 2001 period, we issued €250 million senior subordinated notes, the proceeds of which were used, together with cash flows from operations and borrowings under the HI Credit Facilities, to fund acquisitions and capital expenditures.

        Debt.    As of December 31, 2002, we had $67.0 million of outstanding borrowings under our $400.0 million revolving credit facility which matures in June 2005 (with no scheduled commitment reductions), and we had $75.4 million in cash balances. We also maintain $20.0 million of short-term overdraft facilities, all of which was available at December 31, 2002.

        As of December 31, 2002, we had outstanding variable rate borrowings of approximately $1,229 million and €132 million. For the year ended December 31, 2002, the weighted average interest rate of these borrowings was 5.83% and 6.62%, respectively. These rates do not consider the effects of interest rate hedging activities.

        Our Senior Discount Notes and our Senior Subordinated Reset Discount Notes do not pay interest or principal until maturity on December 31, 2009. The indebtedness of Huntsman International that restricts payments to us will mature prior to the maturity of our indebtedness. We anticipate that we will have the funds to pay the principal and interest of our notes at maturity from HI's distributions or refinancing of our indebtedness. However, we can make no assurances that the foregoing will occur.

        Contractual Obligation and Commercial Commitments.    Our obligations under long-term debt, lease agreements, and other contractual commitments are summarized below (in millions):

	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$42.1	$301.5	$526.6	$2,580.6	$3,450.8
Capital lease obligations	1.8	3.3	3.4	5.2	13.7
Operating leases	16.8	21.2	11.4	51.0	100.4

Total	$60.7	$326.0	$541.4	$2,636.8	$3,564.9

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        Securitization of Accounts Receivable.    We maintain a securitization program arranged by JP Morgan which commenced on December 21, 2000, under which certain trade receivables are transferred to a qualified special purpose off balance sheet entity through December 2005. This entity is not an affiliate of our Company. The acquisitions of these receivables by the entity are financed through the issuance of commercial paper and/or medium term notes. We received $175 million in initial proceeds from the securitization transaction which were used to reduce our outstanding indebtedness.

        In June 2001, the special purpose entity issued approximately $165 million in medium term notes due in 2006, replacing the majority of the $175 million commercial paper issued previously. A portion of the medium term notes is denominated in Euros and due to the fluctuation in exchange rates the total outstanding balance of these notes is $179.8 million as of December 31, 2002. On October 22, 2002, we completed an expansion of our accounts receivable securitization facility and the annual commitment to issue commercial paper was increased from $100 million to $125 million. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from the expanded facility will approach between $305 to $310 million at certain periods within the upcoming year. As of December 31, 2002, the special purpose entity had total assets (consisting of cash and accounts receivable) of approximately $387.6 million, $179.8 million of medium term notes, and $100.0 million of commercial paper outstanding. The weighted average interest rates on the medium term notes and commercial paper was 2.6% and 1.4%, respectively, as of December 31, 2002.

        During 2002, we sold approximately $3,219.8 million in receivables and received $3,160.3 million in proceeds. We recorded $5.5 million as a loss on receivables for the year ended December 31, 2002.

        The HI Credit Facilities require a mandatory prepayment to the extent that proceeds from the securitization facility exceed $310 million, which mandatory prepayment limit was increased from $280 million pursuant to our HI Credit Facilities Amendments. See "Item 1—Business—Recent Events—Amendment of HI Credit Facilities."

        Capital Expenditures.    Capital expenditures for the year ended December 31, 2002 were $190.5 million, a decrease of $100.5 million as compared to $291.0 for the same period in 2001. The decrease was largely attributable to reduced spending after the completion of our ICON2 TiO2 plant, which went online in 2002. We expect to spend approximately $190 million during 2003 on capital projects, including an investment in our Chinese MDI joint venture.

        In connection with our agreements with our joint ventures with Rubicon and Louisiana Pigment, we are obligated to fund our proportionate share of capital expenditures. During the years ended December 31, 2002 and 2001, we invested $3.3 million and $2.5 million, respectively. During 2002 and 2001, we received $8.0 and $11.3 million, respectively, from Louisiana Pigment.

        Environmental Matters.    Our capital expenditures relating to environmental matters for the year ended December 31, 2002, 2001 and 2000 were approximately $31.0 million, $42.0 million and $35.0 million, respectively. Capital costs relating to environmental matters in 2003 are expected to total approximately $40 million. Capital expenditures are planned to comply with national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of our plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although implementing legislation in most EU member states is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, we believe that related expenditures to upgrade our wastewater treatment facilities at several sites may be necessary and associated costs could be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, we may incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, particularly the Directive on Hazardous Waste Incineration and the Seveso II Directive, which governs major accident hazards. It is also possible that additional expenditures to reduce air emissions at two of our U.K. facilities may be material. Capital expenditures relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. Therefore, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws. See also "Item 1—Business—Polyurethanes—MTBE Developments" and "—Environmental Regulations."

        No Credit Support from or to Huntsman LLC.    We have not guaranteed or provided any other credit support to Huntsman LLC's obligations under its senior secured credit facilities ("HC Credit Facilities"), its notes (the "HC Notes") or the notes of Huntsman Polymers Corporation (the "Huntsman Polymers Notes"). Huntsman LLC has not guaranteed or provided any other credit support to HI under the HI Credit Facilities, or to us or HI under the HIH Notes or the HI Notes. Because of restrictions contained in our financing arrangements, we are presently unable to make any "restricted payments" to Huntsman LLC, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of our equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, the HI Notes or the HIH Notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HC Credit Facilities, the HC Notes or the Huntsman Polymers Notes. Additionally, any events of default under the HC Credit Facilities, the HC Notes or the Huntsman Polymers Notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HI Credit Facilities, the HI Notes or the HIH Notes, except insofar as foreclosure on the stock of HSCHC, the stock of Huntsman Specialty or our membership interests pledged to secure Huntsman LLC's obligations under the HC Credit Facilities would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

Changes in Financial Condition

        The following information summarizes our working capital position as of December 31, 2002 and 2001 (in millions):

	December 31, 2002	December 31, 2001	Difference
Current assets:
Cash and cash equivalents	$75.4	$83.9	$(8.5)
Accounts and notes receivables	467.9	501.6	(33.7)
Inventories	561.3	501.4	59.9
Prepaid expenses	22.0	10.7	11.3
Other current assets	106.6	47.4	59.2

Total current assets	1,233.2	1,145.0	88.2

Current liabilities:
Accounts payable	314.8	266.7	48.1
Accrued liabilities	523.8	496.7	27.1
Current portion of long-term debt	43.9	5.3	38.6
Deferred income taxes	—	5.7	(5.7)
Other current liabilities	29.6	62.4	(32.8)

Total current liabilities	912.1	836.8	75.3

Working capital	$321.1	$308.2	$12.9

        As of December 31, 2002, our working capital increased by $12.5 million as a result of the net impact of the following significant changes:

  •
  Decrease in cash balances of $8.5 million is due to normal fluctuations in collections and payments;

  •
  Decrease in account receivables of $33.7 million is mainly due to the expansion of our accounts receivable securitization program. This decrease was partly offset by increased revenues in the fourth quarter of 2002 versus the same period in 2001 which are attributable to higher average selling prices and increased sales volumes;

  •
  Increase in inventories of $59.9 million is primarily attributable to increased raw material and feedstock costs in 2002;

  •
  Increase in prepaid expenses of $11.3 million primarily due to increased insurance costs in 2002 versus 2001;

  •
  Increase in other current assets of $59.2 million primarily due to increased income tax assets in 2002 versus 2001;

  •
  Increase in accounts payable of $48.1 is mainly attributable to increased raw material and feedstock costs;

  •
  Increase in current portion of long-term debt of $38.6 million is due to scheduled maturities under our various debt agreements; and

  •
  Decrease in other current liabilities of $32.8 million is partly due to reduced borrowings on our overdraft facility.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2—Summary of Significant Accounting Policies" to our consolidated financial statements. Summarized below are our critical accounting policies:

Long-Lived Assets

        The most critical policy that impacts our operating assets is the determination of useful lives of our property, plant and equipment. Such lives are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 20 years and depreciation is recorded on the straight line method. Approximately 15% of our total plant and equipment is accounted for on the group method. These assets are depreciated at a composite rate of 5% per year. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related property to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in 2002 and 2001 connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and reflect management's best estimates of all the costs necessary to exit the activity. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contact termination and demolition costs. Estimates for work force reductions and other cost savings are recorded based upon estimates of the number of positions to be terminated, terminations benefits to be provided and other information as necessary. Generally, the restructuring plans are expected to be substantially complete within 12 months of the plan. Management evaluates the estimates on a quarterly basis and adjusts the reserve when information indicates that the estimate is above or below the initial estimate. Due to the relatively short-term nature of the restructuring plans, significant adjustments to the restructuring reserves have not been recorded.

Employee Benefit Programs

        We sponsor various contributory and non-contributory defined benefit plans covering employees in the U.S., U.K., Netherlands, Belgium, Canada and a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from the employer. We also sponsor unfunded post-retirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in the notes to the consolidated financial statements.

        During 2002, we revised several of our key assumptions as a result of current economic conditions based upon discussions with our actuaries, the historical long-term returns of our pension assets, recent market information related to interest rates and equity performance. Specifically, we reduced our average expected long-term rate of return assumption from 7.05% to 7% and discount rate from 5.74% to 5.51%. We do not expect a significant increase in cash funding of the plans will be required in 2003.

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see "Item 1—Business—Environmental Regulation" and "Note 16—Environmental Matters" to the consolidated financial statements.

Recent Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We will adopt this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Financial Interpretation No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for our financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. We are currently evaluating the effects of adopting this statement.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        A substantial portion of our revenue is attributable to sales of products, including most of the products of our Base Chemicals and Pigments businesses, the prices of which have been historically cyclical and sensitive to relative changes in supply and demand, the availability and price of feedstocks and general economic conditions. Historically, the markets for some of our products, including most of the products of our Base Chemicals and Pigments businesses, have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets are experiencing periods of oversupply, and the pricing of our products in these markets is depressed. We cannot guarantee that future growth in demand for these products will be sufficient to alleviate any existing or future conditions of excess industry capacity or that such conditions will not be sustained or further aggravated by anticipated or unanticipated capacity additions or other events. In addition, sales of certain of our products, including a substantial portion of our petrochemical products, are dependent upon the continued demand from several key customers.

  We have substantial debt that we may be unable to service and that restricts our activities, which could adversely affect our ability to meet our obligations.

        We have incurred substantial debt in connection with our transactions with ICI and Huntsman Specialty and with BP Chemicals, as well as in connection with our recent acquisitions. As of December 31, 2002, we had total outstanding indebtedness of $3,464.5 million (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 91%. We require substantial capital to finance our operations and continued growth, and we may incur substantial additional debt from time to time for a variety of purposes, including acquiring additional businesses. However, the indentures governing the HIH Notes, the HI Notes and the HI Credit Facilities all contain restrictive covenants. Among other things, these covenants limit or prohibit our ability to incur more debt; make prepayments of other debt, including the HIH Notes, in whole or in part, pay dividends, redeem stock or make other distributions; issue capital stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; and merge or consolidate and transfer or sell assets. Additionally, the HI Credit Facilities limit our ability to amend, modify or terminate the HIH Notes, and provide that HI will not amend, modify or terminate any provisions of the HI Notes. Also, if we undergo a change of control, the indentures governing our outstanding HIH Notes require us to make an offer to purchase the notes. Similarly, HI would be required to make an offer to purchase the HI Notes. A change of control would also constitute an event of default under the HI Credit Facilities. In this event, we may not have the financial resources necessary to purchase the HIH Notes or repay indebtedness under the HI Credit Facilities.

        The degree to which we have outstanding debt could have important consequences for our business, including:

  •
  49% of our EBITDA for 2002 was applied towards cash payment of interest on our debt, which reduced funds available for other purposes, including our operations and future business opportunities;

  •
  our ability to obtain additional financing may be constrained due to our existing level of debt;

  •
  a high degree of debt will make us more vulnerable to a downturn in our business or the economy in general; and

  •
  part of our debt is, and any future debt may be, subject to variable interest rates, which might make us vulnerable to increases in interest rates.

        Our ability to make scheduled payments of principal and interest on, or to refinance, our debt depends on our future financial performance, which, to a certain extent, is subject to economic, competitive, regulatory and other factors beyond our control. We rely on our accounts receivable securitization program to provide liquidity. Any change in this program that reduced our ability to obtain liquidity could have an adverse effect on our cash flow. We cannot guarantee that we will have sufficient cash from our operations or other sources to service our debt. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital or restructure or refinance our debt. We cannot guarantee that such alternative measures would be successful or would permit us to meet our scheduled debt service obligations. In the absence of operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service obligations. We cannot guarantee our ability to consummate any asset sales or that any proceeds from an asset sale would be sufficient to meet the obligations then due.

        If we are unable to generate sufficient cash flow and we are unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those agreements. In the event of a default by us, a holder of the indebtedness could elect to declare all of the funds borrowed under those agreements to be due and payable together with accrued and unpaid interest, the lenders under the HI Credit Facilities could elect to terminate their commitments thereunder and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness could have a material adverse effect on our ability to pay principal and interest on our HIH Notes and on the market value of our HIH Notes.

  Certain events affecting Huntsman LLC could result in a "change of control" under the HIH Notes, the HI Notes and the HI Credit Facilities.

        As of December 31, 2002, Huntsman LLC had approximately $1.4 billion of outstanding borrowings under the HC Credit Facilities. As collateral for that indebtedness, Huntsman LLC has pledged its 100% equity interest in HSCHC and has caused HSCHC to pledge its 100% equity interest in Huntsman Specialty. Huntsman Specialty owns 60% of the equity of our Company. In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged half its 60% equity interest in our Company to ICI. Huntsman Specialty has pledged its remaining 30% equity interest in our Company to Huntsman LLC's bank lenders in connection with the HC Credit Facilities. In addition, Huntsman Specialty is obligated to pledge the 30% equity interest in our Company to Huntsman LLC's bank lenders if the current pledge on this interest is released by ICI. Foreclosure on the stock of HSCHC, the stock of Huntsman Specialty or our membership interests would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

        On November 2, 2000, ICI, Huntsman Specialty, HI and our Company entered into the ICI Agreements pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the ICI 30% Interest. Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause us to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions include the receipt of consent from HI's senior secured lenders and our ability to make restricted payments under the indentures governing the HIH Notes, as well as HI's ability to make restricted payments under the indentures governing the HI Notes. At December 31, 2002, the terms of the indentures governing the HIH Notes do not permit us to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on the HIH Pledged Interest.

        GOP has also entered into the Option Agreement with ICI. The Option Agreement provided BNAC, then a GOP subsidiary, with an option to acquire the ICI subsidiary that holds the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the B Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire the B Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment.

        In connection with the restructuring of Huntsman LLC, all the shares in BNAC were contributed to Huntsman Holdings. Huntsman Holdings caused BNAC to be merged into HMP. HMP is a wholly-owned subsidiary of Huntsman Holdings and it now owns all the equity of Huntsman LLC. As a result of its merger with BNAC, HMP holds the interests formerly held by BNAC in the B Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest.

        The Option Agreement does not terminate Huntsman Specialty's obligations to ICI under the ICI Agreements. However, if HMP exercises the option, the ICI Agreements would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI under the ICI Agreements. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the HIH Pledged Interest. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities. A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or HI would have sufficient funds to purchase all the notes. If HMP does not pay the additional $100 million purchase price in respect of the B Notes, ICI would have the right to foreclose on the pledge of the B Notes in its favor.

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

        Our subsidiaries are separate and distinct legal entities and, except for the guarantors of our notes, have no obligation, contingent or otherwise, to pay any amounts due pursuant to our debt or to make any funds available therefore, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of our debt to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary. In addition, the guarantees of our debt are subordinated to all indebtedness of each guarantor that is secured to the extent of the value of the assets securing such indebtedness.

  The significant price volatility of many of our raw materials may result in increased costs.

        The prices for a large portion of our raw materials are cyclical. Recently, prices for derivatives of crude oil, our key raw materials, fluctuated dramatically. While we attempt to match raw material price increases with corresponding product price increases, we generally are not able to immediately raise product prices and, ultimately, our ability to pass on increases in the cost of raw materials to our customers is greatly dependent upon market conditions.

  The industries in which we compete are highly competitive and we may not be able to compete effectively with our competitors that are larger and have greater resources.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, many of our competitors are larger and have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Any of these developments would have a significant impact on our ability to enjoy higher profit margins during periods of increased demand. See "—Demand for some of our products is cyclical and we may experience prolonged depressed market conditions for our products."

  If we are unable to integrate successfully the businesses that we acquire, then our ability to meet our debt service obligations may be impaired.

        We may acquire new businesses in the future. You should consider the risks we will encounter during our process of integrating any acquired businesses and during the continued integration of our businesses, including:

  •
  our potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value;

  •
  diversion of our management's attention from business concerns;

  •
  difficulties in increasing production at acquired sites and coordinating management of operations at the acquired sites;

  •
  delays in implementing consolidation plans;

  •
  legal liabilities; and

  •
  loss of key employees of acquired operations.

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

        In Europe, the EU issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under this agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE is still an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

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

        For additional information on recent developments concerning MTBE, see "Item 1—Business—Polyurethanes—MTBE Developments."

  If our key suppliers are unable to provide the raw materials necessary in our production, then we may not be able to obtain raw materials from other sources on favorable terms, it at all.

        As of December 31, 2002, approximately 37% of our raw materials purchased were from our four key suppliers. If any of these suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials and we may not be able to increase prices for our finished products. In addition, if some of the raw materials that we use become unavailable within the geographic area from which we now source our raw materials, then we may not be able to obtain suitable and cost effective substitutes. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition, results of operations or cash flows.

  If we are unable to maintain our relationships with Huntsman LLC and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all.

        We have entered and will continue to enter into certain agreements, including service, supply and purchase contracts with Huntsman LLC, ICI and their respective affiliates. If Huntsman LLC, ICI or any of their respective affiliates fail to perform their obligations under any of these agreements, or if any of these agreements terminate or we are otherwise unable to obtain the benefits thereunder for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows if we are unable to obtain similar service, supply or purchase contracts on the same terms from third parties. For example, we have only one operating facility for our production of PO, which is located in Port Neches, Texas. The facility is dependent on Huntsman LLC's existing infrastructure and its adjacent facilities for certain utilities, raw materials, product distribution systems and safety systems. In addition, we depend upon employees of Huntsman LLC to operate our Port Neches facility. We purchase all of the propylene used in the production of PO through Huntsman LLC's pipeline, which is the only existing propylene pipeline connected to our PO facility. If we were required to obtain propylene from another source, we would need to make a substantial investment in an alternative pipeline. This could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 13—Certain Relationships and Related Transactions."

  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, including with respect to any facilities acquired in connection with our pending or future acquisitions. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 1—Business—Environmental Regulations."

        In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Therefore, we cannot assure you that capital expenditures beyond those currently anticipated will not be required under environmental laws. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters."

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Based on available information and the indemnification rights that we possess, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, if such indemnities do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Item 1—Business—Environmental Regulations."

  Huntsman LLC and ICI may have conflicts of interest with us, and these conflicts could adversely affect our business.

        For so long as Huntsman LLC and ICI retain their ownership interests in our Company, conflicts of interest could arise with respect to transactions involving business dealings between us and them, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. See "Item 13—Certain Relationships and Related Transactions." In addition, most of our executive officers currently serve as executive officers and/or directors of Huntsman LLC and its various affiliates. Any such conflicts of interest could result in decisions that adversely affect our business. See "Item 10—Directors and Executive Officers of the Registrant" and "Item 13—Certain Relationships and Related Transactions" for more detailed descriptions of the relationships between our Company and our subsidiaries, Huntsman LLC and its affiliates, and ICI and its affiliates, and among the management of these companies.

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

        Proprietary protection of our processes, apparatuses and other technology is important to our business. Consequently, we rely on judicial enforcement for protection of our patents. While a presumption of validity exists with respect to patents issued to us in the United States, there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then the use of any such intellectual property by our competitors could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

  Terrorist attacks, such as the attacks that occurred on September 11, 2001, instability in Venezuela and the Middle East and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

        The attacks of September 11, 2001, and subsequent events have caused instability in the United States and other financial markets and have led, and may continue to lead, to further armed hostilities or to further acts of terrorism in the United States or elsewhere, which could cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations or those of our customers. Current regional tensions in the Middle East and Venezuela have caused, and may continue to cause, escalated raw material costs, specifically raising the prices of oil and gas, which are used in our operations. Furthermore, the terrorist attacks, subsequent events and future developments may result in reduced demand from our customers for our products. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2002, we had outstanding forward foreign exchange contracts with third party banks with a fair value of $1.8 million. Predominantly, our hedging activity is to sell forward the majority of our surplus non-dollar receivables for U.S. dollars.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of December 31, 2002, we had entered into approximately $352.4 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately eighteen to twenty-one months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.5%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.31%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $13.7 million. This increase would be reduced by approximately $3.5 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2002, we had forward purchase contracts for 54,000 tonnes of naphtha and 10,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per ton of naphtha, the change would result in losses and gains of approximately $1.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Members of our current board of managers and executive officers are listed below. The members of the board of managers are appointed by Huntsman Specialty and ICI and hold office until their successors are duly appointed and qualified. In connection with the restructuring of Huntsman LLC's indebtedness, GOP was granted the right to appoint one manager of our Company but has not yet exercised that right. All officers serve at the pleasure of our board of managers.

Board of Managers and Executive Officers

Name	Age	Position
Jon M. Huntsman*	65	Chairman of the Board of Managers and Manager
Peter R. Huntsman*	40	President and Chief Executive Officer and Manager
David H. Huntsman*	35	Manager
Brendan R. O'Neill	54	Manager
David J. Gee	54	Manager
J. Kimo Esplin	40	Executive Vice President and Chief Financial Officer
Thomas G. Fisher	53	Executive Vice President, Tioxide
Michael J. Kern	53	Executive Vice President, Environmental, Health & Safety
Samuel D. Scruggs	43	Executive Vice President and General Counsel, and Secretary
Donald J. Stanutz	52	Executive Vice President, Global Sales and Marketing
Kevin J. Ninow	39	Senior Vice President, Base Chemicals Manufacturing
Don H. Olsen	57	Senior Vice President, Public Affairs
Sean Douglas	38	Vice President and Treasurer
Kevin C. Hardman	39	Vice President, Tax
L. Russell Healy	47	Vice President, Finance
John R. Heskett	34	Vice President, Corporate Development
Karen H. Huntsman*	65	Vice President
James A. Huffman*	34	Vice President, Strategic Planning
Richard H. Johnigan, Jr.	56	Vice President and Controller
James R. Moore	58	Vice President and Deputy General Counsel
Patrick W. Thomas**	45	President, Polyurethanes
Douglas A.L. Coombs**	62	President, Pigments
Gabriel C.M. Kow**	54	President, Surface Sciences

*
Such persons are related as follows: Karen H. Huntsman is the wife of Jon M. Huntsman. Jon M. Huntsman and Karen H. Huntsman are the parents of Peter R. Huntsman and David H. Huntsman. James A. Huffman is a son-in-law of Jon M. Huntsman and Karen H. Huntsman and brother-in-law of Peter R. Huntsman and David H. Huntsman.

**
Such persons are executive officers of our operating subsidiary, HI, but are not executive officers of our Company.

        Jon M. Huntsman is Chairman of the Board of Managers of both Huntsman International and the Company, and has held those positions since those entities were formed. He has been Chairman of the Board of Directors or Managers of Huntsman LLC and all Huntsman companies since he founded the first Huntsman company in 1970. Mr. Huntsman served as Chief Executive Officer of Huntsman LLC and its affiliated companies from 1970 to 2000, and of Huntsman International and Huntsman International Holdings from 1999 to 2000. In addition, Mr. Huntsman serves or has served on numerous corporate, industry and civic organization boards, including the American Chemistry Council, the Chemical Manufacturers Association, and the Board of Overseers of the Wharton School, University of Pennsylvania. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

        Peter R. Huntsman is President, Chief Executive Officer and a Manager of both Huntsman International and the Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President, Chief Operating Officer and a Manager of both companies since they were formed in 1999. He also serves as President, Chief Executive Officer and a Manager of Huntsman LLC and many of its subsidiaries. Previously, Mr. Huntsman was Senior Vice President of Huntsman Chemical Corporation and a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of Huntsman LLC. Mr. Huntsman also served as Vice President-Purchasing, then as Senior Vice President and General Manager for Huntsman Polypropylene Corporation, also a former subsidiary of Huntsman LLC.

        David H. Huntsman has been on the Board of Managers since May 31, 2001. Mr. Huntsman is a Manager, Vice Chairman of the Board and Vice President, Expandable Polystyrene of Huntsman LLC. Since 1995, Mr. Huntsman has served as an officer or Director of many Huntsman affiliated companies, including Vice President Polystyrene and Expandable Resins of Huntsman Chemical Corporation and Vice President of Huntsman Polymers Corporation.

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

        J. Kimo Esplin is Executive Vice President and Chief Financial Officer. Mr. Esplin has served in this position since 1999. Mr. Esplin also serves as Executive Vice President and Chief Financial Officer of Huntsman LLC and as an officer or Director of many Huntsman companies. Previously, Mr. Esplin served as Senior Vice President and Chief Financial Officer and as Treasurer of Huntsman LLC. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years.

        Thomas G. Fisher is Executive Vice President, Tioxide. Mr. Fisher also serves as Senior Vice President, Maleic Anhydride of Huntsman LLC. Mr. Fisher has held several positions with Huntsman that have included the overall management for Huntsman's PO, maleic anhydride, ethylene oxide, ethylene glycol and butadiene businesses. Prior to joining Huntsman in 1994, Mr. Fisher served in a variety of management positions with Texaco Chemical Company.

        Michael J. Kern is Executive Vice President, Environmental, Health & Safety. Mr. Kern has served in senior management positions of Huntsman International, including Executive Vice President, Manufacturing, since 1999. Mr. Kern also serves as Senior Vice President, Environmental, Health & Safety of Huntsman LLC and holds officer positions in many of the Huntsman affiliated companies. From 1988 until joining Huntsman in 1994, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations, Plant Manager of the Port Neches facility, Manager of the PO/MTBE project, and manager of Oxides and Olefins.

        Samuel D. Scruggs is Executive Vice President and General Counsel and Secretary. Mr. Scruggs served as Vice President and Treasurer from 1999 to 2002 and as Executive Vice President from 2002 until he was appointed to his current position in 2003. Mr. Scruggs also serves as Executive Vice President and General Counsel of Huntsman LLC. Mr. Scruggs previously served as Vice President and Associate General Counsel and as Vice President and Treasurer of Huntsman LLC. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Donald J. Stanutz is Executive Vice President, Global Sales and Marketing. Mr. Stanutz has held this position since 1999. Mr. Stanutz also serves as Executive Vice President and Chief Operating Officer of Huntsman LLC. Mr. Stanutz has held several positions with Huntsman that have included the overall management for Huntsman's performance chemicals business, specialty polymers business and olefins, oxides and glycols business. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

        Kevin J. Ninow is Senior Vice President, Base Chemicals Manufacturing. Mr. Ninow served as Vice President, Petrochemicals Manufacturing from 1999 to 2002, and as Senior Vice President, Petrochemicals Manufacturing from 2002 until he was appointed to his current position in 2003. Mr. Ninow also serves as Senior Vice President of Huntsman LLC and has served in a variety of executive, manufacturing and engineering positions in the Huntsman companies, including Vice President European Petrochemicals, Vice President International Manufacturing, Plant Manager—Oxides and Olefins, Plant Manager—C4's, Operations Manager—C4's, Manager of Technology, Process Control Group Leader, and Project Engineer.

        Don H. Olsen is Senior Vice President, Public Affairs. Mr. Olsen also serves as Senior Vice President, Public Affairs of Huntsman LLC and as an officer or manager of many of the Huntsman companies. Prior to joining Huntsman in 1988, Mr. Olsen had a distinguished 17-year career in broadcast journalism. He also spent three years in Washington, D.C. as Director of Communications for former U.S. Senator Jake Garn.

        Sean Douglas is Vice President and Treasurer. Mr. Douglas is also Vice President and Treasurer of Huntsman LLC, Huntsman International and many of their subsidiaries. Since joining Huntsman LLC in 1990, Mr. Douglas has served in a number of executive roles, including Vice President Administration and Assistant Treasurer of Huntsman LLC, Vice President of Huntsman's affiliated companies, Controller of Huntsman Specialty, and as a financial analyst for Huntsman's European businesses. Mr. Douglas is a CPA and, prior to joining Huntsman, worked for Price Waterhouse.

        Kevin C. Hardman is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Mr. Hardman is also Vice President, Tax of Huntsman LLC. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with Deloitte & Touche, where he worked for 10 years. Mr. Hardman is a CPA and holds a master's degree in tax accounting.

        L. Russell Healy is Vice President, Finance. Mr. Healy has served as an officer of the Company since 1999. Mr. Healy also serves as Vice President, Finance of Huntsman LLC and as an officer or Director of several subsidiaries of Huntsman LLC and Huntsman International. Previously, Mr. Healy served as Vice President, Tax for Huntsman LLC. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche LLP. Mr. Healy is a CPA and holds a master's degree in accounting.

        John R. Heskett is Vice President, Corporate Development. Mr. Heskett has held this position since 2002. Mr. Heskett also serves as Vice President, Corporate Development for Huntsman LLC and as Vice President of Huntsman Surfactants Technology Corporation. Mr. Heskett previously served as Assistant Treasurer for Huntsman LLC and its subsidiaries, Huntsman Petrochemical Corporation and Huntsman Polymers Corporation. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for several years.

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

        James A. Huffman is Vice President, Strategic Planning. Mr. Huffman has served in this position since 1999. Mr. Huffman is also a Manager of Huntsman LLC and serves or has served in a number of executive positions for Huntsman affiliated companies, such as Vice President—Strategic Planning of Huntsman LLC and Huntsman International. Prior to joining Huntsman in 1998, Mr. Huffman worked for the global management consulting firm of McKinsey & Company as an engagement manager. Mr. Huffman also worked for Huntsman in a variety of positions from 1991 to 1994, including Director—New Business Development and Manager—Credit for Huntsman Packaging.

        Richard H. Johnigan, Jr. is Vice President and Controller. Mr. Johnigan also serves as Vice President and Controller of Huntsman LLC. Prior to joining Huntsman in 1997, Mr. Johnigan, was Vice President and Controller of Oxychem, where he worked for 23 years. Mr. Johnigan, a CPA, held several executive positions at Oxychem including Vice President and Chief Financial Officer of the Polymers and Agricultural Chemicals Divisions.

        James R. Moore is Vice President and Deputy General Counsel. Mr. Moore also serves as Vice President and Chief Environmental Counsel of Huntsman LLC and as Vice President and Deputy General Counsel of Huntsman International. Prior to joining Huntsman in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie and also served in various environmental counsel positions with the U.S. Department of Justice and Environmental Protection Agency.

        Patrick W. Thomas is President of Polyurethanes for HI. Mr. Thomas has held this position since he joined HI in 1999. Since 2000, Mr. Thomas has also served as a Manager and President of several subsidiaries of our Company. From 1979 to 1999, Mr. Thomas worked at ICI, a 30% shareholder of HIH. At ICI, Mr. Thomas held numerous management positions, including Polyurethanes Business Director, Europe from 1993 to 1997, Polyurethanes International Marketing and Planning Manager from 1991 to 1993 and Polyurethanes Business Engineering & Investment Manager from 1989 to 1991.

        Douglas A.L. Coombs is President of Pigments for HI. Mr. Coombs has held this position since he joined HI in 1999. Prior to joining HI, Mr. Coombs spent 35 years with ICI where he held a number of management positions, including Chairman & Chief Executive Officer of Tioxide Group from 1996 through June 1999.

        Gabriel C.M. Kow is President, Surface Sciences for HI. Mr. Kow has served in this position since April 2001. Mr. Kow joined HI in 2001, following the acquisition of the Albright & Wilson Surfactants Europe business from Rhodia S.A. From 1997, Mr. Kow had been a Director of Albright & Wilson plc and President of its European and Asia/Pacific operations. Prior to this, he held a number of senior management positions in Glaxo Wellcome.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

        The following summary compensation table sets forth information concerning compensation earned in the fiscal year ended December 31, 2002, by our chief executive officer and our remaining four most highly compensated executive officers at the end of the last fiscal year.

        All of the compensation of Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow was paid entirely by Huntsman LLC, our affiliate, and we were charged a management overhead allocation with respect to this compensation. Compensation figures for these executive officers represent a prorated percentage of Huntsman LLC compensation attributable to services rendered to the Company and its subsidiaries. All of the compensation of Messrs. Thomas and Coombs was paid entirely by the Company.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Awards
		Annual Compensation(1)							Number of Securities Underlying Options/EARs Granted(20)
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(2)				All Other Compensation
Peter R. Huntsman President, Chief Executive Officer and Manager	2002 2001 2000	$ $ $	572,000 564,850 548,077	$ $ $	375,000 250,000 125,000	$ $ $	226,217 339,085 66,160	(3) (5) (6)	0 131,579 0	$ $ $	67,760 834,023 199,808	(4) (4) (4)
J. Kimo Esplin Executive Vice President and Chief Financial Officer	2002 2001 2000	$ $ $	198,659 193,125 184,375	$ $ $	200,000 125,000 150,000		$190,837	(8)	0 46,053 0	$ $ $	11,732 46,211 28,264	(7) (7) (7)
Patrick W. Thomas President— Polyurethanes	2002 2001 2000	$ $ $	484,544 381,323 372,706	$ $ $	452,136 385,998 122,706	$ $ $	143,329 123,699 85,287	(9) (10) (12)	0 0 7,386	$ $ $	0 125,000 26,345	(11) (11)
Douglas A.L. Coombs President—Tioxide	2002 2001 2000	$ $ $	284,928 243,163 247,896	$ $ $	1,081,227 658,565 363,694	$ $ $	384,077 354,782 360,568	(13) (14) (15)	0 0 0	$ $ $	0 0 0
Kevin J. Ninow Senior Vice President— Base Chemicals Manufacturing	2002 2001 2000	$ $ $	201,713 191,250 165,375	$ $ $	112,500 90,000 135,000	$ $ $	676,855 384,374 283,235	(16) (18) (19)	0 17,763 0	$ $ $	26,996 116,994 64,781	(17) (17) (17)

(1)
All compensation for Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow was paid entirely by Huntsman LLC, our parent company; a charge for management overhead allocation for the fiscal year 2002 was paid by the Company to Huntsman LLC, which payment included, among other things, a portion of the 2002 annual compensation shown on this table. Compensation figures for these three executives represent a pro-rated percentage of Huntsman LLC compensation attributable to services rendered to the Company and to its subsidiaries.

(2)
Any blank items in this column reflect perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3)
Perquisites and other personal benefits in the amount of $226,217 were provided for the named executive officer, including $24,723 for use of company airplane, $172,622 for taxes paid in connection with foreign assignment, $21,512 for education and housing expenses for overseas assignment, $1,811 for use of an automobile and $5,549 for an allowance for foreign assignment.

(4)
Consists of $2,000, $2,913 and $1,700 employer's contribution to the 401(k) Plan for 2002, 2001 and 2000, respectively, $9,415 and $9,262 employer's contribution to the Supplemental 401(k) Plan for 2001 and 2000, respectively, $8,000, $6,800 and $6,800 employer's contribution to the

  Money Purchase Plan for 2002, 2001 and 2000, respectively, $57,760, $68,520 and $57,046 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2002, 2001 and 2000, respectively, $246,375 and $125,000 employer's contribution to the Equity Deferral Plan for 2001 and 2000, respectively and a $500,000 equity credit for foreign service under the Equity Deferral Plan for 2001.

(5)
Perquisites and other personal benefits in the amount of $339,085 were provided for the named executive officer, including relocation expenses of $108,710 and $156,775 for education and housing expenses for overseas assignment.

(6)
Payment of $66,160 for living expenses.

(7)
Consists of $2,000, $1,712 and $1,638 employer's contribution to the 401(k) Plan for 2002, 2001 and 2000, respectively, $2,938, and $1,093 employer's contribution to the Supplemental 401(k) Plan for 2001 and 2000, respectively, $3,000, $2,567 and $893 employer's contribution to the Money Purchase Plan for 2002, 2001 and 2000, respectively, $6,732, $7,744 and $2,279 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2002, 2001 and 2000, respectively, and $31,250 and $22,361 employer's contribution to the Equity Deferral Plan for 2001 and 2000, respectively.

(8)
Perquisites and other personal benefits in the amount of $190,837 were provided for the named executive officer, including $126,513 for taxes paid in connection with overseas assignment and $25,707 for education and housing expenses for overseas assignment.

(9)
Perquisites and other personal benefits in the amount of $143,329, including a payment of $82,180 for housing expenses, $21,889 for education expenses and $39,260 for location and other allowances for working abroad.

(10)
Perquisites and other personal benefits in the amount of $123,699, including a payment of $69,461 for living expenses, $32,087 for educational expenses, and a foreign services payment of $18,785 as a cost of living adjustment for working abroad.

(11)
Consists of $125,000 and $26,435 employer's contribution to the Equity Deferral Plan for 2001 and 2000, respectively.

(12)
Perquisites and other personal benefits in the amount of $85,287, including a payment of $60,550 for housing accommodations and a foreign services payment of $19,979 as a cost of living adjustment for living abroad.

(13)
Perquisites and other personal benefits in the amount of $384,077, including a payment of $116,186 for housing and other living expenses for foreign assignment, and $267,891 for taxes paid in connection with foreign assignment.

(14)
Perquisites and other personal benefits in the amount of $354,782, including a payment of $88,511 for living expenses, $16,507 for use of an automobile and $244,360 for taxes paid in connection with foreign assignment.

(15)
Perquisites and other personal benefits in the amount of $360,568, including a payment of $87,909 for housing accommodations, $250,979 for taxes paid in connection with foreign assignment, and $13,497 for use of an automobile.

(16)
Perquisites and other personal benefits in the amount of $676,855, including $154,831 for housing, educational and living expenses, $469,706 for foreign and other taxes paid in connection with foreign assignment, and $52,318 for location and other allowances for working abroad. Under foreign tax credit rules, it is anticipated that a significant portion of the foreign taxes currently paid will be credited in subsequent years against U.S. tax liabilities.

(17)
Consists of $3,600, $3,060 and $2,700 employer's contribution to the 401(k) Plan for 2002, 2001 and 2000, respectively, $1,321 employer's contribution to the Supplemental 401(k) Plan for 2001, $14,400, $12,240 and $10,800 employer's contribution to the Money Purchase Plan for 2002, 2001 and 2000, respectively, $8,996, $13,860 and $2,597 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2002, 2001 and 2000, respectively, $28,837 and $16,228 employer's contribution to the Equity Deferral Plan for 2001 and 2000, respectively, and $57,675 and $32,457 equity credit under the Equity Deferral Plan for 2001 and 2000 respectively.

(18)
Perquisites and other personal benefits in the amount of $384,374, including $126,969 for housing, educational and living expenses, $196,945 for taxes paid in connection with foreign assignment, and $60,459 for location and other allowances for working abroad and excess group term life.

(19)
Perquisites and other personal benefits in the amount of $283,235, including $100,840 for housing, educational and living expenses, $137,728 for foreign taxes and taxes in excess of those that would have otherwise been incurred, and $44,668 for location and other allowances for working abroad.

(20)
"EARs" means equity appreciation rights.

Equity Options and Equity Appreciation Rights

        There were no grants of equity options or equity appreciation rights ("EARs") during the last fiscal year.

Exercise of Options and Equity Appreciation Rights

        The following table sets forth information concerning the exercise of EARs during the last fiscal year by each of the Company's chief executive officer and its other four most highly compensated executive officers and the fiscal year-end value of unexercised EARs. The EARs represent a right to a cash payment upon exercise equal to the difference between the value (determined by a formula) of a share of Huntsman stock at exercise and the dollar amount per share set forth in the EAR at grant, multiplied by the number of shares represented by the EAR. There is no right under the EARs to receive any form of stock or equity interest in the Company or any other entity. The Company is reviewing possible alternative incentive compensation programs and may allow selected participants to exchange EARs for rights in an alternative program.

AGGREGATED OPTION/EAR EXERCISES IN LAST FISCAL YEAR, AND FY-END
OPTION/EAR VALUES

			Number of Securities Underlying Unexercised Options/EARs at FY-End (#)
							Value of Unexercised In-the-Money Options/EARs at FY-End
Name	Securities Acquired on Exercise (#)	Value Realized
			Exercisable		Unexercisable		Exercisable	Unexercisable
Peter R. Huntsman	0	$0	32,895	(1)	98,684	(1)	$0	$0
J. Kimo Esplin	0	$0	11,513		34,540		$0	$0
Patrick W. Thomas	0	$0	3,693		3,693		$0	$0
Douglas A.L. Coombs	0	$0	0		0		$0	$0
Kevin J. Ninow	0	$0	4,440		13,323		$0	$0

(1)
In connection with the Restructuring, Mr. Peter Huntsman agreed to give up all of his EARs.

Retirement Plans

        The following table shows the estimated annual benefits payable under Huntsman LLC's tax-qualified defined benefit pension plan (the "Huntsman Pension Plan") and supplemental pension plan ("Huntsman SERP") in specified final average earnings and years-of-service classification.

Huntsman Pension Plans Table

	Years of Benefit Service at Retirement
Final Average Compensation
	5	10	15	20	25	30	35	40
$ 250,000	$18,800	$37,500	$56,300	$75,000	$93,800	$112,500	$131,300	$150,000
300,000	22,500	45,000	67,500	90,000	112,500	135,000	157,500	180,000
350,000	26,300	52,500	78,800	105,000	131,300	157,500	183,800	210,000
400,000	30,000	60,000	90,000	120,000	150,000	180,000	210,000	240,000
450,000	33,800	67,500	101,300	135,000	168,800	202,500	236,300	270,000
500,000	37,500	75,000	112,500	150,000	187,500	225,000	262,500	300,000
600,000	45,000	90,000	135,000	180,000	225,000	270,000	315,000	360,000
700,000	52,500	105,000	157,500	210,000	262,500	315,000	367,500	420,000
800,000	60,000	120,000	180,000	240,000	300,000	360,000	420,000	480,000
900,000	67,500	135,000	202,500	270,000	337,500	405,000	472,500	540,000
1,000,000	75,000	150,000	225,000	300,000	375,000	450,000	525,000	600,000
1,250,000	93,750	187,500	281,250	375,000	468,750	562,500	656,250	750,000

        The current Huntsman Pension Plan benefit is based on the following formula: 1.5% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (maximum of 50% of Social Security benefits). For years of credited service prior to 2000, benefits are based on a 1.4% formula. Final average compensation is based on the highest average of three consecutive years of compensation. Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow were participants in the Huntsman Pension Plan in 2002. For the foregoing named executive officers, covered compensation under this plan consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 2002 plan year, no more than $200,000 in compensation be considered for the calculation of retirement benefits under the Huntsman Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $160,000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Pension Plan shown in the above table do not reflect the offset for Social Security that is part of the formula set forth above.

        The Huntsman SERP is a nonqualified supplemental pension plan for designated executive officers that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Pension Plan.(2) Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow were participants in the Huntsman SERP in 2002. The compensation amounts taken into account for these named executive officers under the Huntsman SERP include bonuses (as reflected in the "Bonus" columns of the Summary Compensation Table) and base salary in excess of the qualified plan limitations. The Huntsman SERP benefit related to the Huntsman Pension Plan is calculated as the difference between (1) the benefit determined using the Huntsman Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary as limited by federal regulations.

(2)
The SERP also provides benefits not available under the Huntsman Money Purchase Pension Plan (a qualified money purchase pension plan in which Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow participate) because of limits on compensation that can be counted and amounts that can be allocated to accounts under federal law within the Huntsman Money Purchase Pension Plan. The amount of benefits accrued for the year under the SERP relating to the Huntsman Money Purchase Pension Plan for the executives mentioned above allocable to the Company is included in the Summary Compensation Table under the "All Other Compensation" column.

        The number of completed years of credited service as of December 31, 2002 under the Huntsman Pension Plan and Huntsman SERP for the named executive officers participating in the plans were 19, 8 and 13 years for Messrs. Peter R. Huntsman, J. Kimo Esplin and Kevin J. Ninow, respectively.

        Mr. Thomas participates in the Huntsman Pension Fund VZW in Belgium (the "Huntsman Belgium Pension Fund"). The following table shows the estimated lump sum retirement benefit payable under the Huntsman Belgium Pension Fund in specified final pensionable earnings and years-of-benefit service classification.

HUNTSMAN BELGIUM PENSION FUND TABLE—(LUMP SUM BENEFIT)

Final Pensionable Compensation	Years of Benefit Service at Retirement
	5	10	15	20	25	30	35	40
	($ in thousands)
$250	$228	$455	$683	$911	$1,138	$1,366	$1,593	$1,821
$300	$273	$546	$819	$1,093	$1,366	$1,639	$1,912	$2,186
$350	$319	$637	$956	$1,275	$1,593	$1,912	$2,231	$2,549
$400	$364	$728	$1,093	$1,457	$1,821	$2,186	$2,549	$2,914
$450	$410	$819	$1,229	$1,639	$2,049	$2,458	$2,868	$3,278
$500	$455	$911	$1,366	$1,821	$2,276	$2,732	$3,187	$3,642
$550	$501	$1,002	$1,502	$2,003	$2,504	$3,005	$3,505	$4,006
$600	$546	$1,093	$1,639	$2,186	$2,732	$3,278	$3,824	$4,370
$650	$592	$1,184	$1,775	$2,367	$2,959	$3,551	$4,143	$4,735
$700	$637	$1,275	$1,912	$2,549	$3,187	$3,824	$4,461	$5,099
$750	$683	$1,366	$2,049	$2,732	$3,414	$4,097	$4,780	$5,463

        The Huntsman Belgium Pension Fund formula provides a lump sum benefit equal to 8.57% of final pensionable compensation up to the Belgian Social Security earnings ceiling, plus 18.21% of pensionable compensation above the ceiling, times years of service. Final pensionable compensation is the base salary for the final year of employment. Covered compensation for Mr. Thomas under the plan is reflected in the "Salary" column of the Summary Compensation Table. As of December 31, 2002, Mr. Thomas had 13.5 years of service in Belgium. The benefit amounts for the Huntsman Belgium Pension Fund shown in the table do not reflect the integration with Belgian Social Security that is part of the formula set forth above.

        Mr. Thomas also participates in the International Pension Plan (the "IPP") which is a nonregistered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. In addition to his service in Belgium, Mr. Thomas also has 9.83 years of service in the UK which is covered under the ICI UK Pension Scheme. Through the IPP, Mr. Thomas at retirement can elect to receive a total pension benefit (which includes his retirement benefits being provided by the Huntsman Belguim Pension Fund and the ICI UK Pension Scheme) that is the greater of: (1) the benefit under the ICI UK Pension Scheme (with slight modifications if Mr. Thomas has less than 10 years of actual UK service) based upon his combined service in Belgium and the UK, or (2) the benefit under the Huntsman Belgium Pension Fund based upon his combined service in Belgium and the UK.

        The ICI UK Pension Scheme formula is 2.2% of final pensionable compensation up to $18,107 (£11,250), plus 1.83% of final pensionable compensation above $18,107 (£11,250), minus 1/50th of the current State pension benefit, times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times actual years of service, divided by total possible service to retirement.

Mr. Thomas has 9.83 years of service under the ICI UK Pension Scheme. Currently, the benefit under the IPP using the Huntsman Belgium Pension Fund for his 23.33 years of total service is the most beneficial.

        Mr. Douglas A.L. Coombs has a pension promise from September 1, 1999 that guarantees him a pension as if he were employed in Canada. The formula for this plan is based on the formula for the Pension Plan of ICI Canada Inc. for Senior Managers (the "Canadian Pension Plan"). The following table shows the estimated annual benefits payable under the Canadian Pension Plan in specified final average compensation and years-of-benefit service classification.

CANADIAN PENSION PLAN TABLE

	Years of Benefit Service at Retirement
Final Average Compensation
	5	10	15	20	25	30	35	40
$250,000	$25,500	$51,000	$76,500	$102,000	$127,500	$153,000	$178,600	$204,100
$275,000	$28,100	$56,300	$84,400	$112,500	$140,700	$168,800	$196,900	$225,100
$300,000	$30,800	$61,500	$92,300	$123,000	$153,800	$184,500	$215,300	$246,100
$325,000	$33,400	$66,800	$100,100	$133,500	$166,900	$200,300	$233,700	$267,100
$350,000	$36,000	$72,000	$108,000	$144,000	$180,000	$216,000	$252,100	$288,100
$375,000	$38,600	$77,300	$115,900	$154,500	$193,200	$231,800	$270,400	$309,100
$400,000	$41,300	$82,500	$123,890	$165,000	$206,300	$247,500	$288,800	$330,100
$450,000	$46,500	$93,000	$139,500	$186,000	$232,500	$279,000	$325,600	$372,100
$500,000	$51,800	$103,500	$155,300	$207,000	$258,800	$310,500	$362,300	$414,100
$550,000	$57,000	$114,000	$171,000	$228,000	$285,000	$342,000	$399,100	$456,100
$600,000	$62,300	$124,500	$186,800	$249,000	$311,300	$373,500	$435,800	$498,100

        For each year of benefit service the Canadian Pension Plan provides an annual pension at retirement equal to 1.5% of final average compensation up to the maximum pensionable earnings ceiling in Canada (YMPE), plus 2.1% of the final average compensation above YMPE. The normal form of payment is a life pension with a 60% benefit to the surviving spouse. In 2002, YMPE is $24,747 (C$39,100). Final average compensation is defined as the final average earnings over the final three-year period of employment. For Mr. Coombs, covered compensation under this plan formula consists of notional salary. Notional salary is the amount reflected in the "Salary" column of the Summary Compensation Table together with a tax gross-up which is included in the amount reflected in the "Other Annual Compensation" column of the Summary Compensation Table. For 2002, the notional salary of Mr. Coombs for purposes of the plan was $411,335. As of December 31, 2002, Mr. Coombs has completed 3.33 years of benefit service under this plan formula.

Compensation of Managers

        The managers do not receive any additional compensation for their service as managers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

        The Company has 1,000 member equity units issued and outstanding. The beneficial owners holding more than five percent of our Company's voting securities are as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Membership Interest	Huntsman Specialty Chemicals Corporation 500 Huntsman Way Salt Lake City, UT 84108	600 Units of Membership Interest	60%
Membership Interest	Imperial Chemical Industries PLC 20 Manchester Sq. London, U.K. W1U3AN	300 Units of Membership Interest	30%

Security Ownership of Management

        The table below sets forth information concerning the ownership of equity securities in Huntsman Holdings, our ultimate parent, by each of the following: the members of our board of managers; our chief executive officer and our remaining four most highly compensated executive officers at the end of the last fiscal year; and the members of our board of managers and our executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jon M. Huntsman 500 Huntsman Way, Salt Lake City, UT 84108	Class B Common	6,740,690	67.4%
Peter R. Huntsman 3040 Post Oak Blvd. Houston, TX 77056	Class A Common Class B Common(1) Preferred	28,993 409,020 1,122,065	0.3 4.1 0.3	% % %
David H. Huntsman 500 Huntsman Way, Salt Lake City, UT 84108	Class B Common(1)	372,481	3.7%
Brendan R. O'Neill 20 Manchester Sq. London, U.K. W1U3AN	None	—	—
David J. Gee 20 Manchester Sq. London, U.K. W1U3AN	None	—	—
J. Kimo Esplin 500 Huntsman Way, Salt Lake City, UT 84108	Class A Common Preferred	14,497 561,032	0.1 0.1	% %
Patrick W. Thomas Everslaan 45 B-3078 Everburg Belgium	None	—	—
Douglas A. L. Coombs Haverton Hill Road Billingham Stockton-on-Tees TS23 1PS United Kingdom	None	—	—
Kevin J. Ninow Seaton Road Port Clarence Middlesbrough TS2 1TT United Kingdom	None	—	—
Members of our board of managers and our executive officers as a group	Class A Common Class B Common(1)(2) Preferred	65,236 7,770,279 2,524,644	0.7 77.7 0.6	% % %

(1)
Includes trust ownership of executive officers who are members of the Huntsman family.
(2)
Includes trust ownership of spouses of executive officers who are members of the Huntsman family.

Changes in Control

        As of December 31, 2002, Huntsman LLC had approximately $1.4 billion of outstanding borrowings under the HC Credit Facilities. As collateral for that indebtedness, Huntsman LLC has pledged its 100% equity interest in HSCHC and has caused HSCHC to pledge its 100% equity interest in Huntsman Specialty. Huntsman Specialty owns 60% of the equity of our Company. In connection with the December 2001 amendment of ICI's put option agreement, Huntsman Specialty pledged half its 60% equity interest in our Company to ICI. Huntsman Specialty has pledged its remaining 30% equity interest in our Company to Huntsman LLC's bank lenders in connection with the HC Credit Facilities. In addition, Huntsman Specialty is obligated to pledge the 30% equity interest in our Company to Huntsman LLC's bank lenders if the current pledge on this interest is released by ICI. Foreclosure on the stock of HSCHC, the stock of Huntsman Specialty or our membership interests would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

        On November 2, 2000, ICI, Huntsman Specialty, HI and our Company entered into the ICI Agreements, pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the ICI's 30% Interest. Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also requires Huntsman Specialty to cause us to pay up to $112 million of dividends to our members, subject to certain conditions. These conditions include the receipt of consent from HI's senior secured lenders and our ability to make restricted payments under the indentures governing our HIH Notes, as well as the outstanding HI Notes. At December 31, 2002, the terms of the indentures governing the HIH Notes do not permit us to make restricted payments. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on the HIH Pledged Interest.

        GOP has also entered into an Option Agreement with ICI. The Option Agreement provided BNAC, then a GOP subsidiary, with an option to acquire the ICI subsidiary that holds the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the B Notes (as discussed below). Concurrently, BNAC paid ICI $160 million to acquire the B Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment.

        In connection with the restructuring of Huntsman LLC, all the shares in BNAC were contributed to Huntsman Holdings. Huntsman Holdings caused BNAC to be merged into HMP. HMP is a wholly-owned subsidiary of Huntsman Holdings and it now owns all the equity of Huntsman LLC. As a result of its merger with BNAC, HMP holds the interests formerly held by BNAC in the B Notes and the option to acquire the subsidiary of ICI that holds the ICI 30% Interest.

        The Option Agreement does not terminate Huntsman Specialty's obligations to ICI under the ICI Agreements. However, if HMP exercises the option, the ICI Agreements would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI under the ICI Agreements. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the HIH Pledged Interest. Such a foreclosure by ICI could result in a "change of control" under the indentures governing the HI Notes and the HIH Notes and under the HI Credit Facilities. A "change of control" would constitute a default under the HI Credit Facilities. It would also entitle both the holders of the HI Notes and the holders of the HIH Notes to exercise their rights to require the respective company to repurchase these notes from them. Under such circumstances there can be no assurance that our Company or HI would have sufficient funds to purchase all the notes. If HMP does not pay the additional $100 million purchase price in respect of the B Notes, ICI would have the right to foreclose on the pledge of the B Notes in its favor. While there can be no assurance that HMP will be successful in obtaining the necessary funding to complete the transactions contemplated by the Option Agreement, HMP is currently in discussions with financial institutions concerning such funding and believes it will obtain the necessary funding to complete the contemplated transactions.

Equity Compensation Plan Information

        The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

        We share numerous services and resources with Huntsman LLC and ICI. We also rely on Huntsman LLC and ICI to supply some of our raw materials and to purchase a significant portion of the products. During the year ended December 31, 2002, purchases from and sales to Huntsman LLC and its subsidiaries were $226.6 million and $57.7 million, respectively, and purchases from, and sales to, ICI and its subsidiaries were $188.6 million and $252.6 million, respectively.

        We have entered into an agreement with Huntsman LLC under which Huntsman LLC provides us with administrative support and a range of services, including treasury and risk management, human resources, technical and legal services for our businesses in the U.S. and elsewhere. In 2002, we paid $25.0 million for these services. We also participate in Huntsman LLC's worldwide insurance program. Furthermore, we provide a limited range of services to Huntsman LLC and certain of its subsidiaries, including treasury, human resources, technical and legal services for Huntsman LLC's businesses in Europe and elsewhere. These agreements provide for fees based on an equitable allocation of the general and administrative costs and expenses. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information—If we are unable to maintain our relationships with Huntsman LLC and ICI, then we may not be able to replace on favorable terms our contracts with them or the services and facilities that they provide, if at all."

Private Equity Investment

        Under the terms of an agreement, as amended, between Huntsman Specialty and BT Capital Investors, L.P., J.P. Morgan Partners (BHCA), L.P., a GS Mezzanine Partners, L.P. and GSMP(HICI), Inc., each of these institutional investors has the right to require Huntsman Specialty to purchase their respective membership interests in our Company contemporaneously with the purchase by Huntsman Specialty of the ICI equity interests or if ICI sells its equity interests to a third party, in each case except as described below. In addition, each such institutional investor has the right to require Huntsman Specialty to purchase its membership interest in our Company at any time after June 30, 2004. Each such institutional investor also has an option to require Huntsman Specialty to purchase its membership interest in our Company following the occurrence of a change of control of our Company or Huntsman LLC. Huntsman Specialty has the option to purchase all outstanding membership interests owned by the institutional investors at any time after June 30, 2006. The exercise price for each of these put and call options will be the value of our business as agreed between Huntsman Specialty and the institutional investors or as determined by a third party at the time of the exercise of the put or call option. If Huntsman Specialty, having used commercially reasonable efforts, does not purchase such membership interests, the selling institutional investor will have the right to require us to register such membership interests for resale under the Securities Act.

        In November, 2002, HMP purchased the approximately 1% equity interest in our Company previously held by GS Mezzanine Partners, L.P. and GSMP(HICI), Inc. In addition, the membership interest originally held by BT Capital Investors, L.P. has been transferred to MidOcean Partners, L.P.

Senior Management Investment

        In conjunction with the restructuring of Huntsman LLC, certain members of senior management, including members of the Huntsman family, contributed $2.1 million in exchange for approximately 0.2% of the voting membership interests of Huntsman Holdings, parent of HMP, and, indirectly, 0.6% of the non-voting preferred units of Huntsman Holdings.

Tax Sharing Arrangement

        Pursuant to our limited liability company agreement and the limited liability company agreement of HI, we have a tax sharing arrangement with HI and all of our membership interest holders. Under the arrangement, because we are treated as a partnership for United States income tax purposes, we will make payments to our membership interest holders in an amount equal to the United States federal and state income taxes we and HI would have paid had we been a consolidated or unitary group for federal tax purposes. These payments are funded by distributions from HI. The arrangement also provides that we will receive and remit to HI cash payments from the membership interest holders in amounts equal to the amount of United States federal and state income tax refunds or benefit against future tax liabilities equal to the amount we would have received from the use of net operating losses or tax credits generated by us.

Polyurethanes

Integration with Huntsman LLC's Polyols Businesses

        Huntsman LLC produces certain polyols. Polyols are reacted with isocyanates, primarily MDI and TDI, to produce finished polyurethane products. We manage certain aspects of Huntsman LLC's polyols businesses. We purchase from Huntsman LLC and resell polyols produced by Huntsman LLC to be sold outside the Americas. We have also entered into certain related technology licensing arrangements with Huntsman LLC.

Supply Contracts

        We are interdependent with Huntsman LLC with respect to the supply of certain feedstock, utilities and products. Under a supply agreement that expires in 2012, we are required to sell, and Huntsman LLC is required to purchase, a portion of the steam that we purchase from outside parties. Huntsman LLC reimburses us for the cost of the steam that it purchases from us. Under separate supply agreements, we have agreed to purchase our requirements of mono-ethylene glycol and tri-ethylene glycol from Huntsman LLC at market prices for use in our PO operations. Furthermore, in exchange for Huntsman LLC's PG tolling services, we pay Huntsman LLC a reservation fee, adjusted annually for inflation, plus a variable toll fee equal to Huntsman LLC's cost of operating the PG plant. In 2002, we paid Huntsman LLC approximately $4 million in fees under these contracts and received approximately $10 million in reimbursements from Huntsman LLC.

PO Supply Agreement

        Pursuant to an existing agreement with Huntsman LLC that expires in 2012, we are obligated to sell, and Huntsman LLC is obligated to buy, all PO produced at our PO facility in Port Neches, Texas which is not purchased by our other customers. We are entitled to receive market prices for the PO purchased by Huntsman LLC. During 2002, although Huntsman LLC was not required to purchase any PO from us under this agreement, it did purchase approximately $29 million of PO from us for use in its operations.

Propylene Supply Agreement

        Pursuant to an agreement that expires in 2012, Huntsman LLC is obligated to provide 100% of the propylene required by us for operation of our PO facility, up to a maximum of 350 million pounds per year. We pay market prices for the propylene supplied by Huntsman LLC. In 2002, we spent approximately $54 million under this agreement.

Services Contracts

        In order to operate our PO business, we have entered into a series of contracts with Huntsman LLC that expire in 2012 under which Huntsman LLC operates and maintains the PO facility, including the provision of management, personnel, transportation, information systems, accounting, tax and legal services, and research and development. Generally, under these agreements, we pay Huntsman LLC an amount equal to its actual costs for providing us with each of these services. In 2002, we paid Huntsman LLC approximately $33 million under these agreements, which we believe to be equivalent to that which would be paid under arm's length arrangements.

Performance Products

Integration with Huntsman LLC's Amines Businesses

        Huntsman LLC produces certain amines. Amines are used to make products used in agricultural herbicides, personal care products, polyurethane foams, fuel and lubricant additives and paints and coatings. We manage certain aspects of Huntsman LLC's amines businesses. We purchase from Huntsman LLC and resell amines produced by Huntsman LLC to be sold outside the Americas. We have also entered into certain related technology licensing arrangements with Huntsman LLC.

Integration with Huntsman LLC's Surface Sciences Business

        Certain other subsidiaries of Huntsman LLC, including Huntsman Petrochemical Corporation and Huntsman Corporation Australia Pty Limited, produce surfactants. We provide global management services for those surfactants businesses, and have entered into agreements with those companies covering marketing, technical support, technology licenses, and product purchase and sales agreements.

Ethylene and Ethylene Oxide Supply

        Currently, Huntsman LLC supplies ethylene and ethylene oxide required by us for the operation of our ethyleneamines facility. We pay market prices for the ethylene supplied by Huntsman LLC. In 2002, we spent approximately $11 million to purchase ethylene from Huntsman LLC.

Services Contracts

        In order to operate our ethyleneamines business, we have entered into a series of contracts with Huntsman LLC that expire in 2012 under which Huntsman LLC operates and maintains our ethyleneamines facility, including the provision of management, personnel, transportation, information systems, accounting, tax and legal services, and research and development. Generally, under these agreements, we pay Huntsman LLC an amount equal to its actual costs for providing us with each of these services. In 2002, we paid Huntsman LLC approximately $9.4 million for these services.

Pigments

Supply Agreement with ICI Paints

        We have an existing agreement with the paints business of ICI to supply TiO2. At the current level of commitment, we supply approximately 60,000 tonnes of TiO2 per year at market prices. We have revised and extended the agreement to ensure that it remains consistent with developments in the market. The revised agreement expires no earlier than December 31, 2003 upon at least twelve months'

prior notice. At present, no notice has been given. In 2002, ICI spent approximately $92 million under this agreement.

Feedstock Supply Contracts

        Through January 9, 2001, when ICI sold its interest in a supplying business to INEOS, we had several agreements whereby ICI and its affiliates supplied us with sulphur, sulphuric acid, caustic soda and chlorine. The terms and conditions of the agreements with ICI were substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 2001, we spent approximately $14 million under these agreements.

        We have also operated an agreement with an affiliate of ICI relating to the supply of titanium tetrachloride. The terms and conditions of this agreement with ICI were substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's businesses to us, which generally reflect market prices. In 2002, ICI spent approximately $1.7 million under this agreement.

Services Contracts

        During 2002 we continued to purchase certain services from ICI or its affiliates, notably waste disposal services. In 2002, we spent approximately $1.0 million under these agreements.

Base Chemicals

Naphtha Supply Agreement

        We entered into a product supply agreement with ICI, which requires ICI to supply to us, and us to buy, the entire naphtha output (up to 1.98 billion pounds per year) of the Phillips Imperial Petroleum Limited (now Petroplus Limited) refinery at Teesside and specified amounts of other feedstock available to ICI from operations on Teesside. We purchase these products on terms and conditions which reflect market prices. During 2002, we spent approximately $195 million under this agreement.

        On January 6, 2002, we provided ICI notice of our intent to terminate this contract. The contract terminated on January 6, 2003 with a $5 million payment by us to ICI. Replacement contracts, not involving ICI, have been established to source feedstock requirements during 2003.

Supply Contracts

        We have entered into several agreements with ICI and an affiliate for the supply of ethylene and the supply of hydrogen to and from affiliates of ICI. During 2001, ICI's major hydrogen supplying plant was closed. The terms and conditions of these agreements are substantially the same as agreements or non-contractual arrangements existing prior to the closing of the transfer of ICI's petrochemicals business to us, which generally reflect market prices. ICI divested its interests in these businesses at the end of 2000, with the exception of one ethylene customer. During 2002, ICI spent approximately $36 million under its residual ethylene agreement. Following the 2001 closure of the ICI hydrogen supplying plant, there were no purchases of hydrogen from ICI in 2002.

        In addition, there are certain supply agreements with ethylene customers which have not yet been novated from ICI to us. Until these contracts are novated, we continue to invoice ICI which in turn invoices the customer. During the twelve months ended December 31, 2002, ICI made purchases of approximately $119 million relating to these agreements.

Utilities Contracts

        During 2002, we continued to purchase utilities under a contract with ICI pursuant to which utilities were supplied by ETOL. Utilities included electricity, steam, water, natural gas and compressed air. During 2002, we spent approximately $27 million under this agreement. Effective January 2002, the natural gas supply contract was discontinued.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
3.3
Second Amended and Restated Limited Liability Company Agreement of Huntsman International Holdings LLC dated December 20, 2001 (incorporated by reference to Exhibit 3.3 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.1
Amended and Restated Indenture, dated as of August 2, 1999, between Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Bank One, N.A., as Trustee, relating to the 13.375% Senior Discount Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-88057))
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
4.9
Amended and Restated Indenture, dated as of December 20, 2001, between Huntsman International Holdings LLC and Bank One, N.A., as Trustee, relating to the 8% Senior Subordinated Reset Discount Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.10	Form of certificate of 8% Senior Subordinated Discount due 2009 (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))

4.11
Registration Rights Agreement dated as of June 30, 1999, by and among Huntsman ICI Holdings LLC, and the holders of the 8% Senior Subordinated Discount Notes due 2009 specified therein (incorporated by reference to Exhibit 4.11 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.12
Private Sale Letter Agreement, dated December 20, 2001, between Huntsman International Holdings LLC and ICI Finance plc (incorporated by reference to Exhibit 4.12 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.13
Form of Registration Rights Agreement among Huntsman International Holdings LLC and the Holders as defined therein (incorporated by reference to Exhibit 4.13 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.14
Form of Registration Rights Agreement, among Huntsman International Holdings LLC and the Initial Purchasers as defined therein (incorporated by reference to Exhibit 4.14 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.1
Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-88057))
10.2
Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-88057))
10.3
Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-88057))
10.4
Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-88057))
10.5
Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-88057))
10.6
Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-88057))

10.7
Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-88057))
10.8
Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-88057))
10.9
Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-88057))
10.10
Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-88057)) *
10.11
Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))*
10.12
Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)**
10.13
Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-88057))*
10.14
Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)**
10.15
First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)
10.16
Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)

10.17
Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)
10.18
Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the year ended December 31, 2000)
10.19
Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2000)
10.20
Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc, Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31, 2000)
10.21
U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2000)
10.22
Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2000)
10.23
U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (UK) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2000)
10.24
Amendment Agreement, dated December 20, 2001, between Imperial Chemicals Industries PLC, ICI Alta, Inc. and Huntsman Specialty Chemicals Corporation, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.24 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)

10.25
Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.26
Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.26 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.27
Representation and Indemnity Agreement between Huntsman International Holdings LLC and CSFB Global Opportunities Partners, L.P. and BNAC, Inc., dated June 14, 2002 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10.28
Letter Agreement between Huntsman International Holdings LLC and CSFB Global Opportunities Partners, L.P. and BNAC, Inc., dated June 14, 2002 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10.29	Fifth Amendment to Credit Agreement, dated as of February 7, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto
10.30
Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and Huntsman International LLC
21.1	Subsidiaries of Huntsman International LLC
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*
Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

**
Portions of this document have been omitted and previously filed separately with the SEC pursuant to requests for confidential treatment pursuant to Rule 406 of the Securities Act and Rule 24b-2 of the Exchange Act.

(b)
Reports on Form 8-K during the quarter ended December 31, 2002.

        A Form 8-K was filed on October 21, 2002 announcing Huntsman LLC's debt restructuring.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huntsman International Holdings LLC
Dated: March 28, 2003	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the      day of March, 2003:

Name	Capacities

/s/ JON M. HUNTSMAN Jon M. Huntsman	Chairman of the Board and Manager
/s/ PETER R. HUNTSMAN Peter R. Huntsman	President and Chief Executive Officer and Manager (Principal Executive Officer)
/s/ DAVID H. HUNTSMAN David H. Huntsman	Manager
Brendan R. O'Neill	Manager
David J. Gee	Manager
/s/ J. KIMO ESPLIN J. Kimo Esplin	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Peter R. Huntsman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Huntsman International Holdings LLC;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ PETER R. HUNTSMAN Peter R. Huntsman Chief Executive Officer

I, J. Kimo Esplin, certify that:

        1.    I have reviewed this annual report on Form 10-K of Huntsman International Holdings LLC;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ J. KIMO ESPLIN J. Kimo Esplin Chief Financial Officer

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

        The consolidated balance sheets of Huntsman International Holdings LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2002, 2001 and 2000 have been audited by the Company's independent accountants Deloitte & Touche LLP. Their report is shown on page F-3.

        The Board of Managers oversees the adequacy of the Company's control environment. Representatives of the Board of Managers meet periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent accountants and the internal auditor also have full and free access to meet privately with the Committee.

INDEPENDENT AUDITORS' REPORT

  To the Board of Managers and Members of
  Huntsman International Holdings LLC

        We have audited the accompanying consolidated balance sheets of Huntsman International Holdings LLC and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International Holdings LLC and subsidiaries at December 31, 2002 and 2001 and the results of the Company's operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 142 effective January 1, 2002 and changed its method of accounting for derivative financial instruments effective January 1, 2001, to conform to Statement of Financial Accounting Standards No. 133, as amended.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 28, 2003

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$75.4	$83.9
Accounts and notes receivables (net of allowance for doubtful accounts of $14.5 and $15.2, respectively)	467.9	501.6
Inventories	561.3	501.4
Prepaid expenses	22.0	10.7
Deferred income taxes	31.2	—
Other current assets	75.4	47.4

Total current assets	1,233.2	1,145.0
Property, plant and equipment, net	3,071.1	2,839.5
Investment in unconsolidated affiliates	133.9	147.0
Intangible assets, net	273.3	332.1
Other noncurrent assets	332.6	362.9

Total assets	$5,044.1	$4,826.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.8	$266.7
Accrued liabilities	523.8	496.7
Current portion of long-term debt	43.9	5.3
Deferred income taxes	—	5.7
Other current liabilities	29.6	62.4

Total current liabilities	912.1	836.8
Long-term debt	3,420.6	3,234.4
Deferred income taxes	215.1	262.6
Other noncurrent liabilities	158.3	131.9

Total liabilities	4,706.1	4,465.7

Minority interests	0.1	7.8

Commitments and contingencies (Notes 17 and 18)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(80.2)	(11.7)
Accumulated other comprehensive loss	(147.4)	(200.8)

Total equity	337.9	353.0

Total liabilities and equity	$5,044.1	$4,826.5

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Trade sales	$4,159.9	$4,178.2	$3,940.8
Related party sales	333.7	376.0	464.5
Tolling fees	24.5	21.0	42.6

Total revenues	4,518.1	4,575.2	4,447.9
Cost of goods sold	3,902.7	3,990.1	3,705.4

Gross profit	615.4	585.1	742.5
Expenses:
Selling, general and administrative	325.0	302.9	259.5
Research and development	54.6	62.5	59.3
Restructuring and plant closing costs	7.7	46.6	—

Total expenses	387.3	412.0	318.8

Operating income	228.1	173.1	423.7
Interest expense	(335.6)	(323.4)	(308.5)
Interest income	1.6	3.4	4.9
Loss on sale of accounts receivable	(5.5)	(12.8)	(1.9)
Other income (expense)	1.3	(2.0)	(3.2)

Income (loss) before income taxes	(110.1)	(161.7)	115.0
Income tax benefit (expense)	41.5	26.0	(30.2)
Minority interests in subsidiaries' income (loss)	0.1	(2.2)	(2.8)

Income (loss) before accounting change	(68.5)	(137.9)	82.0
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss)	(68.5)	(139.4)	82.0
Other comprehensive income (loss)	53.4	(80.1)	(118.0)

Comprehensive income (loss)	$(15.1)	$(219.5)	$(36.0)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Equity

(Millions of Dollars)

	Members' Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2000	1,000	$518.1	$49.7	$(2.7)	$565.1
Distribution to Holdings		—	(8.0)	—	(8.0)
Net income		—	82.0	—	82.0
Other comprehensive loss		—	—	(118.0)	(118.0)

Balance, December 31, 2000	1,000	518.1	123.7	(120.7)	521.1
Refund of distribution		—	4.0	—	4.0
Capital contribution due to modification of senior subordinated discount notes (Note 12)		47.4	—	—	47.4
Net loss		—	(139.4)	—	(139.4)
Other comprehensive loss		—	—	(80.1)	(80.1)

Balance, December 31, 2001	1,000	565.5	(11.7)	(200.8)	353.0
Net loss		—	(68.5)	—	(68.5)
Other comprehensive income		—	—	53.4	53.4

Balance, December 31, 2002	1,000	$565.5	$(80.2)	$(147.4)	$337.9

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash Flows From Operating Activities:
Net income (loss)	$(68.5)	$(139.4)	$82.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256.2	227.1	203.6
Noncash interest expense	101.5	91.7	81.3
Deferred income taxes	(59.8)	(43.1)	6.3
Gain on foreign currency transactions	(48.3)	(4.8)	(8.2)
Loss on disposals of fixed assets	—	6.6	2.9
Minority interests in subsidiaries	(0.1)	2.2	2.8
Equity in earnings of investment in unconsolidated affiliates	(0.2)	(0.1)	(0.1)
Proceeds from initial sale of receivables	—	—	175.0
Changes in operating assets and liabilities—net of effects of acquisitions:
Accounts and notes receivables	103.6	116.5	(104.5)
Inventories	(12.6)	17.3	(118.9)
Prepaid expenses	(9.1)	4.5	0.3
Other current assets	(15.0)	1.7	(13.8)
Other noncurrent assets	(9.4)	10.3	(52.0)
Accounts payable	(0.5)	(106.7)	(27.1)
Accrued liabilities	(15.4)	(16.2)	179.4
Other current liabilities	(48.7)	45.3	(28.4)
Other noncurrent liabilities	(16.2)	(10.5)	30.9

Net cash provided by operating activities	157.5	202.4	411.5

Investing Activities:
Capital expenditures	(190.5)	(291.0)	(204.5)
Acquisition of businesses and minority interest	(9.0)	(209.5)	(149.6)
Net cash received from unconsolidated affiliates	8.0	11.3	7.5
Advances to unconsolidated affiliates	(3.3)	(2.5)	(9.0)
Proceds from sale of fixed assets	5.9	—	—

Net cash used in investing activities	(188.9)	(491.7)	(355.6)

		(continued)

Financing Activities:
Net borrowings under revolving loan facilities	$—	$79.5	$8.0
Issuance of senior and senior subordinated notes	300.0	233.2	—
Proceeds from other long-term debt	—	4.4	—
Repayment of long-term debt	(288.6)	(2.4)	(131.0)
Debt issuance costs	(10.3)	(6.5)	—
Cash contributions by Holdings	—	4.0	—
Cash distribution to Holdings	—	—	(8.0)

Net cash provided by (used in) financing activities	1.1	312.2	(131.0)

Effect of exchange rate changes on cash	21.8	(5.1)	2.3

Increase (decrease) in cash and cash equivalents	(8.5)	17.8	(72.8)
Cash and cash equivalents at beginning of year	83.9	66.1	138.9

Cash and cash equivalents at end of year	$75.4	$83.9	$66.1

Supplemental cash flow information:
Cash paid for interest	235.0	222.2	234.6
Cash paid for income taxes	12.3	15.0	22.0

Supplemental non-cash financing activities:

        The Company partially finances its property and liability insurance premiums. During the years ended December 31, 2002, the Company issued notes payable for approximately $2.6 million and recorded prepaid insurance for the same amount, which will be amortized over the period covered.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        Huntsman International Holdings LLC ("Holdings" or the "Company"), through its wholly owned subsidiary Huntsman International LLC ("Huntsman International"), is a global manufacturer and marketer of differentiated and commodity chemicals through its four principal businesses: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Holdings, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Imperial Chemicals Industries PLC ("ICI") and Huntsman International, the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and Huntsman Specialty's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals").

        Holdings is owned 60% by Huntsman Specialty, 30% by ICI and its affiliates, approximately 9% by institutional investors and approximately 1% by HMP Equity Holdings Corporation ("HMP").

  2001 Acquisition

        On March 31, 2001, the Company closed a definitive purchase agreement with an affiliate of Rhodia S.A. for the acquisition of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia S.A., for approximately $180 million.

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

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11—Securitization of Accounts Receivable" below.

  Inventories

        Inventories are stated at the lower of cost or market using the weighted average method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Of the total plant and equipment, approximately $458 million is depreciated using the straight-line method on a group basis at a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

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

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $10.5 million, $9.3 million, and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

  Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's senior credit facilities approximates fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Company's senior notes and senior subordinated discount notes approximate book value. The fair value of the Company's senior subordinated notes and senior discount notes was approximately $893.7 million and $212.6 million, respectively, at December 31, 2002. The fair value of the Company's senior subordinated and senior discount notes was approximately $963.0 million and $236.3 million, respectively, at December 31, 2001. The Company's senior discount notes are thinly traded.

  Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. For more information, see "Note 13—Derivative Instruments and Hedging Activities."

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

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

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $48.3 million, $4.8 million and $8.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Revenue Recognition

        The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is generally when the product is shipped to the customer.

  Research and Development

        Research and development costs are expensed as incurred.

  Earnings per Member Equity Unit

        Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

  Recently Adopted Financial Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the year ended December 31, 2002, as the Company has no goodwill.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

  Recently Issued Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We will adopt this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of adopting this statement.

3.    Inventories

        Inventories consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials	$130.2	$132.5
Work in progress	25.9	20.4
Finished goods	385.8	328.7

Total	541.9	481.6
Materials and supplies	19.4	19.8

Net	$561.3	$501.4

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The Company did not owe any inventory under open exchange agreements at December 31, 2002. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2001 was $4.4 million (16.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.    Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

	December 31, 2002	December 31, 2001
Land	$42.9	$36.3
Buildings	157.7	129.9
Plant and equipment	3,446.3	2,919.0
Construction in progress	172.7	231.4

Total	3,819.6	3,316.6
Less accumulated depreciation	(748.5)	(477.1)

Net	$3,071.1	$2,839.5

5.    Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	December 31, 2002	December 31, 2001
Louisiana Pigment Company, L.P. (50%)	$131.4	$139.8
Rubicon, Inc. (50%)	1.3	5.7
Others	1.2	1.5

Total	$133.9	$147.0

        Summarized approximate financial information of such affiliated companies as a group as of December 31, 2002 and 2001 and for the years then ended is presented below (in millions):

	December 31, 2002	December 31, 2001
Assets	$488.3	$533.1
Liabilities	222.5	229.3
Revenues	651.3	681.4
Net income	0.4	0.5
The Company's equity in:
Net assets	133.9	147.0
Net income	0.2	0.1

6.    Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2002 and 2001 were as follows (dollars in millions):

	December 31, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$312.3	$89.9	$222.4	$343.4	$66.0	$277.4
Non-compete agreements	49.1	30.9	18.2	50.1	24.3	25.8
Other intangibles	38.0	5.3	32.7	30.8	1.9	28.9

Total	$399.4	$126.1	$273.3	$424.3	$92.2	$332.1

        Amortization expense for intangibles for the years ended December 31, 2002, 2001 and 2000 was $33.9 million, $33.0 million and $26.3 million, respectively. Estimated future amortization expense for intangible assets through December 31, 2007 is as follows (dollars in millions):

Annual Expense
2003 through 2004	$46.7
2005 through 2007	$38.1

7.    Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	December 31, 2002	December 31, 2001
Prepaid pension assets	$146.2	$198.4
Debt issuance costs	54.5	57.2
Capitalized turnaround expense	47.6	33.0
Receivables from affiliates	18.6	16.7
Spare parts inventory	46.2	36.2
Other noncurrent assets	19.5	21.4

Total	$332.6	$362.9

8.    Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials and services	$217.7	$212.7
Interest	61.3	59.1
Taxes (income, property and VAT)	41.4	18.4
Payroll, severance and related costs	67.4	49.7
Volume and rebates accruals	52.5	50.1
Restructuring and plant closing costs	7.1	31.3
Other miscellaneous accruals	76.4	75.4

Total	$523.8	$496.7

9.    Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Pension liabilities	$82.3	$54.6
Other postretirement benefits	10.8	10.4
Environmental accruals	19.3	22.9
Payable to affiliate	37.9	37.5
Other noncurrent liabilities	8.0	6.5

Total	$158.3	$131.9

10.  Restructuring and Plant Closing Costs

        The Company has incurred restructuring and plant closing costs totaling $7.7 million and $46.6 million for the years ended December 31, 2002 and 2001, respectively.

  2002 Restructuring

        During 2002, the Performance Products segment recorded $4.6 million in charges which relate to restructuring and the write-down of fixed assets. Property, plant and equipment was reduced by

$3.0 million as a charge of $1.4 million was recorded to write-down the assets at the surfactants plant in Alcover, Spain which was closed during 2002, and an additional $1.6 million was recorded to write-down the assets of the Italy ETO plant and various closed sales offices. The remaining $1.6 million are for other costs related to the restructuring.

        In 2002, the Pigments segment recorded $3.1 million in asset write-downs related to the closure of the Company's titanium dioxide manufacturing facility in Greatham, UK.

  2001 Restructuring

        During 2001, the Polyurethanes segment announced a cost reduction program which included closure of the Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002 resulting in a charge of $44.7 million. The program included reduction in workforce of approximately 270 employees at the Shepton Mallet facility and other locations. Approximately $7.8 was recorded to write-down the fixed assets, $36.1 for employee termination benefits and $0.8 for other exit costs.

        The Pigments segment recorded $1.9 million in restructuring charges which related to a workforce reduction of approximately 50 employees.

        The restructuring and plant closing costs were recorded in the following accounts: $7.8 million in property, plant, and equipment, and $38.8 million in accrued liabilities. At December 31, 2002 there remained $7.1 million of these costs in accrued liabilities for workforce reductions and other exit costs.

11.  Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables and is subject to recourse provisions. In 2000, proceeds from initial sales totaled approximately $175 million. In October 2002, the Company expanded its accounts receivable securitization program by $25 million. At December 31, 2002, the special purpose entity had outstanding $180 million in mid-term notes and $100 million in commercial paper.

        For the years ended December 31, 2002 and 2001, new sales totaled approximately $3,220 million and $3,132 million, respectively, and cash collections reinvested totaled approximately $3,160 million and $3,180 million, respectively. Servicing fees received were approximately $3 million each year for the years 2002 and 2001, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $112 million and $60 million, and as of December 31, 2002 and 2001, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at December 31, 2002 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2002 and 2001 were $11.2 million and $15.6 million, respectively.

12.  Long-term Debt

        Long-term debt outstanding as of December 31, 2002 and 2001 is as follows (in millions):

	December 31, 2002	December 31, 2001
Senior Secured Credit Facilities:
Revolving loan facility	$67.0	$110.6
Term A dollar loan	109.7	195.6
Term A euro loan (in U.S. dollar equivalent)	138.5	208.6
Term B loan	526.3	553.7
Term C loan	526.3	553.7
Senior Notes	300.0	—
Senior Subordinated Notes	1,076.8	1,003.1
Senior Discount Notes	381.8	335.5
Senior Subordinated Discount Notes	308.9	266.3
Other long-term debt	29.2	12.6

Subtotal	3,464.5	3,239.7
Less current portion	(43.9)	(5.3)

Total	$3,420.6	$3,234.4

  Senior Secured Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2003 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, commencing June 30, 2004, with the remaining unpaid balances due on final maturity.

        Interest rates for the Company's senior secured credit facilities (the "Senior Secured Credit Facilities") are based upon, at the Company's option, either a eurocurrency rate (libor) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 4.25% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 3.00% per annum. As of December 31, 2002, 2001 and 2000 the average interest rates on the Senior Secured Credit Facilities were 5.8%, 7.6% and 9.2%, respectively.

        The obligations of Huntsman International under the Senior Secured Credit Facilities are supported by guarantees of the Company and Huntsman International's domestic and certain foreign subsidiaries (collectively the "Guarantors") as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries.

        The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The Senior Secured Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that the Company and Huntsman International are in compliance with the covenants of the Senior Secured Credit Facilities as of December 31, 2002.

        Huntsman Specialty has an obligation to purchase ICI's 30% interest in Holdings (the "ICI 30% Interest") on or before July 1, 2003. In addition, HMP has an option to acquire the ICI 30% Interest on or before May 15, 2003, which was originally granted pursuant to an agreement with ICI (the "Option Agreement"). Concurrently, $160 million was paid to ICI for the Company's senior subordinated discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment. The Huntsman Specialty obligation is secured by a lien on 30% of the outstanding membership interests in Holdings held by Huntsman Specialty (the "HIH Pledged Interest"). The Option Agreement does not terminate Huntsman Specialty's obligations to ICI. However, if HMP exercises the option, Huntsman Specialty's obligation would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the Holdings Pledged Interest. Such a foreclosure would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

  Senior Notes and Senior Subordinated Notes

        In March 2002, Huntsman International issued $300 million 9.875% Senior Notes (the "Senior Notes"). Interest on the notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by Huntsman International prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price decline from 104.937% to 100% after March 1, 2008.

        The Company also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Notes may be redeemed, in whole or in part, at any time by the Company on or after July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest.

        The Senior Notes and the Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring Huntsman International to offer to repurchase the Senior Notes and the Notes upon a change of control. Management believes that Huntsman International is in compliance with the covenants of the Senior Notes and the Notes as of December 31, 2002.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued Senior Discount Notes and Senior Subordinated Discount Notes (collectively, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Senior Discount Notes will accrue at 13.375% per annum. The Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007. The Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes, including deferring the reset date until September 2004. For financial reporting purposes, the Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. Interest on the Discount Notes is paid in kind. The Senior Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. As of December 31, 2002 and 2001, the Senior Discount Notes include $139.1 million and $92.8 million of accrued interest, respectively. As of December 31, 2002 and 2001, the Senior Subordinated Discount Notes include $83.8 million and $57.4 million of accrued interest, respectively, and $40.2 million and $56.4 million of discount, respectively.

        On December 21, 2001 the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes. The interest rate reset date was deferred until September 2004. The modification of the terms resulted in a significant decrease in the present value of the future cash flow of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The reduction in the debt of $47.4 million has been reflected as a capital contribution as the debt was held by a related party.

        The scheduled maturities of long-term debt are as follows (in millions):

December 31, 2002
2003	43.9
2004	148.6
2005	156.2
2006	12.9
2007	517.1
Later Years	2,585.8

$3,464.5

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

  Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The Company's senior credit facilities require that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provide a similar effect. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2002 and 2001, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (in millions):

	December 31, 2002	December 31, 2001
Pay fixed swaps
Notional amount	$202.4	$319.2
Fair value	$(11.8)	$(12.7)
Weighted average pay rate	5.72%	5.84%
Maximum weighted average pay rate	6.62%	6.55%
Maturing	2004	2002-2004
Interest rate collars
Notional amount	$150.0	$275.0
Fair value	$(11.6)	$(8.3)
Weighted average cap rate	7.00%	7.00%
Weighted average floor rate	5.08%	5.35%
Maximum weighted average floor rate	6.25%	6.12%
Maturing	2004	2002-2004

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of December 31, 2002 and 2001 was a loss of approximately $15.6 million and $13.4 million, respectively, which is recorded in other noncurrent liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of December 31, 2002, losses of approximately $9.8 million are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A net loss of $4.2 million was recorded in interest expense in the year ended December 31, 2002. A net gain of $2.9 million was recorded in interest expense in the year ended December 31, 2001.

        As of December 31, 2002 and 2001 swap agreements with a fair value liability of $7.8 million and $7.6 million, respectively have not been designated as a hedge for financial reporting purposes. Accordingly, $0.2 million and $7.6 million for the years ended December 31, 2002 and 2001 is recognized in interest expense.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

  Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2002, there was a notional amount of $1.8 million outstanding for such contracts. At December 31, 2001, there were no outstanding contracts. During the years ended December 31, 2002 and 2001, the Company recognized losses of $0.1 million and $3.0 million, respectively, from these activities.

  Commodity Price Hedging

        Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases and fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. For the year ended December 31, 2002, there were no gains or losses on derivatives qualifying as cash flow hedges. As of December 31, 2002, the fair value of all commodity derivatives included in other current liabilities was $0.8 million. For the year ended December 31, 2001, the net losses on derivatives qualifying as cash flow hedges were $0.9 million and were recorded in other comprehensive income. As of December 31, 2001 the fair value of all commodity derivatives included as other current assets and current liabilities was $1.0 million and $1.1 million, respectively.

        During the year ended December 31, 2002 and 2001, the Company recorded $3.5 million and $11.1 million, respectively, as an increase in cost of goods sold related to net losses from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of December 31, 2002, $0.8 million and $0.2 million, were included in other current assets and liabilities, respectively. As of December 31, 2001, $2.0 million and $1.0 million were included in other current assets and liabilities, respectively.

  Net Investment Hedging

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced net losses of approximately $95.9 million and net gains of approximately $19.5 million, in other comprehensive income (foreign currency translation adjustments) for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, there was a cumulative net loss of approximately $32.7 million and a cumulative net gain of approximately $63.2 million, respectively.

14.  Income Taxes

        The income (loss) before income tax consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S. income (loss)	$12.2	$(116.0)	$(15.2)
Foreign income (loss)	(122.3)	(45.7)	130.2

Total	$(110.1)	$(161.7)	$115.0

        The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S.:
Current	$1.4	$0.4	$0.4
Deferred	—	—	—
Foreign:
Current	16.9	16.7	23.5
Deferred	(59.8)	(43.1)	6.3

Total	$(41.5)	$(26.0)	$30.2

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income taxes at U.S. federal statutory rate	$(38.6)	$(56.6)	$40.3
Income not subject to U.S. federal income tax	8.0	40.5	9.4
State income taxes	0.4	0.4	0.3
Foreign country incentive tax benefits	(17.0)	(14.5)	(13.3)
Foreign country currency exchange gain (loss)	0.8	0.3	(4.4)
Foreign income tax rate in excess of federal statutory rate	8.8	4.4	0.4
Other	(3.9)	(0.5)	(2.5)

Total	$(41.5)	$(26.0)	$30.2

Effective income tax rate	38%	16%	26%

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2002		December 31, 2001
	Current	Long-term	Current	Long-term
Deferred income tax assets:
Net operating loss carryforwards	$—	$200.9	$—	$122.5
Tax basis of plant and equipment in excess of book basis	—	38.9	—	38.7
Employee benefits	—	6.1	—	3.6
Other accruals and reserves	45.2	—	10.8	—
Valuation allowance	—	(10.1)	(6.5)	(22.7)

Total	45.2	235.8	4.3	142.1
Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	—	(381.4)	—	(346.7)
Employee benefits	—	(69.5)	—	(58.0)
Other accruals and reserves	(14.0)	—	(10.0)	—

Total	(14.0)	(450.9)	(10.0)	(404.7)

Net deferred tax asset (liability)	$31.2	$(215.1)	$(5.7)	$(262.6)

        The Company has net operating loss carryforwards ("NOLs") of approximately $622 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce other noncurrent intangible assets. During 2002 and 2001, respectively, the Company reversed

$19.1 million and $18.2 million of the valuation allowance and reduced goodwill by $17.5 million and $18.2 million, respectively.

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

        The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $377 million.

15.  Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	December 31, 2002		December 31, 2001		December 31, 2000		January 1, 2000
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)
Foreign currency translation adjustments	$(38.5)	$147.2	$(185.7)	$(65.0)	$(120.7)	$(118.0)	$(2.7)
Additional minimum pension liability, net of tax of $37.7 million	(88.1)	(88.1)	—	—	—	—	—
Additional minimum pension liability—unconsolidated affiliate	(5.4)	(5.4)	—	—	—	—	—
Unrealized loss on securities	(2.7)	(2.7)	—	—	—	—	—
Net unrealized loss on derivative instruments	(11.6)	2.4	(14.0)	(14.0)	—	—	—
Cumulative effect of accounting change	(1.1)	0.0	(1.1)	(1.1)	0.0	0.0	0.0

Total	$(147.4)	$53.4	$(200.8)	$(80.1)	$(120.7)	$(118.0)	$(2.7)

16.  Employee Benefit Plans

  Defined Benefit and Other Postretirement Benefit Plans

        The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities.

        The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. In 2002, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 11% per annum decreasing to 5.0% per annum after five years. In 2001, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 8% per annum decreasing to 5% per annum after seven years.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheet at December 31, 2002 and 2001 (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Change in benefit obligation
Benefit obligation as of beginning of year	$959.0	$10.3	$857.3	$10.0
Service cost	34.1	0.4	28.9	0.3
Interest cost	56.4	0.7	52.4	0.6
Plan losses	1.8	0.8	20.4	1.4
Foreign exchange impact	124.3	—	(26.0)	(0.1)
Benefits paid	(42.1)	(0.6)	(27.3)	(0.6)
Employee contributions	2.4	—	2.0	—
Plan amendments	4.3	—	0.7	—
Acquisitions	—	—	50.3	—
Other	4.2	—	0.3	(1.3)

Benefit obligation as of end of year	$1,144.4	$11.6	$959.0	$10.3

Change in plan assets
Market value of plan assets as of beginning of year	$930.8	$—	$1,001.4	$—
Actual return on plan assets	(129.3)	—	(80.4)	—
Company contributions	34.4	—	20.9	—
Foreign exchange impact	110.3	—	(31.9)	—
Benefits paid	(41.8)	—	(26.7)	—
Employee contributions	2.4	—	2.0	—
Acquisitions	0.5	—	44.4	—
Other	0.6	—	1.1	—

Market value of plan assets as of end of year	$907.9	$—	$930.8	$—

Funded status
Funded status	$(236.5)	$(11.6)	$(28.2)	$(10.3)
Unrecognized net actuarial loss	427.1	2.4	194.8	1.6
Unrecognized prior service cost	5.8	(1.6)	5.1	(1.7)
Adjustment to recoginize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Accrued benefit cost	$64.9	$(10.8)	$171.7	$(10.4)

Change in funded status
Prepaid (accrued) expense as of beginning of year	$171.7	$(10.4)	$172.2	$(10.1)
Net periodic pension cost	(34.8)	(1.0)	(8.0)	(1.0)
Employer contributions	34.4	—	20.9	—
Foreign exchange impact	27.9	—	(6.9)	0.1
Benefits paid	0.6	0.6	0.5	0.6
Other items	(3.4)	—	(7.0)	—
Adjustment to recognize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Prepaid (accrued) expense as of end of year	$64.9	$(10.8)	$171.7	$(10.4)

Components of net periodic benefit cost
Service cost	$36.4	$0.5	$31.0	$0.3
Employee contributions	(2.4)	—	(2.1)	—
Interest cost	56.4	0.8	52.4	0.6
Return on plan assets	(67.5)	—	(73.4)	—
Unrecognized gains	11.9	(0.1)	0.1	0.1

Net periodic cost	$34.8	$1.2	$8.0	$1.0

        The following assumptions were used in the above calculations:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Weighted-average assumptions as of December 31, 2002
Discount rate	5.51%	6.62%	5.74%	7.03%
Expected return on plan assets	7.00%	N/A	7.05%	N/A
Rate of compensation increase	3.39%	4.00%	3.46%	4.00%

        The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
Defined benefit plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$765.4	$65.2
Accumulated benefit obligation	616.3	48.6
Fair value of plan assets	544.8	25.1
Defined benefit plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$379.0	$893.9
Accumulated benefit obligation	341.7	781.3
Fair value of plan assets	363.1	904.7

        In addition to the benefit plans described above, certain employees of Huntsman International participate in pension plans of Huntsman LLC. As of December 31, 2002 and 2001, an allocation of the pension liability of $3.1 million and $2.8 million, respectively, was recorded as other noncurrent liabilities.

  Defined Contribution Plans

        The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2002, 2001 and 2000 were approximately $6.1 million, $6.3 million, and $2.9 million, respectively.

17.  Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Based in part on the indemnities provided to the Company by ICI and Huntsman Specialty in connection with the transfer of businesses to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on financial condition or results of operations.

18.  Environmental Matters

        The operation of any chemical manufacturing plant and the distribution of chemical products and their related production of by-products and wastes, entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

        Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the EU. For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of the Company's U.K. facilities.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        The Company's operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs or experience interruption in its operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, the Company is aware of the following matters:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. The Company met with the TCEQ on several occasions in 2001 and early 2002 and reached a tentative settlement with the agency on penalties totaling $100,000. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or actions taken and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand was made, although penalties are expected.

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

19.  Related-party Transactions

        The Company shares numerous services and resources with Huntsman LLC (the 60% owner of Holdings), ICI, and subsidiaries of both companies. In accordance with various agreements Huntsman LLC and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on Huntsman LLC, ICI and their subsidiaries to supply certain raw materials and to purchase products. Rubicon, Inc., and Louisiana Pigment Company are unconsolidated 50 percent owned affiliates of the Company. The amounts which the Company purchased from or sold to related parties are as follows (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Purchases From	Sales To	Purchases From	Sales To	Purchases From	Sales To
Huntsman LLC and subsidiaries	$226.6	$57.7	$217.5	$73.8	$194.9	$80.3
ICI and subsidiaries	188.6	252.6	235.5	286.2	393.6	370.2
Unconsolidated affiliates	392.7	23.4	537.5	16.0	580.7	14.0

        Included in purchases from Huntsman LLC and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 is $65 million, $54 million, and $64 million, respectively, of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related parties are as follows (in millions):

	December 31, 2002		December 31, 2001
	Receivables From	Payables To	Receivables From	Payables To
Huntsman LLC and subsidiaries	$16.3	$47.1	$14.7	$44.0
ICI and subsidiaries	39.9	6.3	34.5	2.5
Unconsolidated affiliates	9.0	29.5	16.1	70.2

20.  Lease Commitments

        The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $15.8 million, $18.5 million and $23.7 million for the three years ended December 31, 2002, 2001and 2000, respectively. The minimum future rental payments due under existing agreements are by year (in millions):

Year	Amount
2003	16.8
2004	12.5
2005	8.7
2006	6.1
2007	5.3
Later years	51.0

        The Company also has lease obligations accounted for as capital leases which are included in other long term debt. The present value of the future net minimum lease payments is $13.7 million at December 31, 2002.

21.  Industry Segment and Geographic Area Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. During 2002 the Company realigned its principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments and the former Petrochemicals segment was renamed Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the years ended December 31, 2002, 2001 and 2000, sales to ICI and its affiliates accounted for approximately 6%, 6%, and 8% of consolidated revenues, respectively.

        Financial information for each of the Company's reportable operating segments is as follows (dollars in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net Sales:
Polyurethanes	$2,066.0	$2,073.7	$2,065.3
Performance Products	574.3	455.3	43.2
Pigments	880.3	872.1	955.8
Base Chemicals	1,097.5	1,268.6	1,485.5
Eliminations	(100.0)	(94.5)	(101.9)

Total	$4,518.1	$4,575.2	$4,447.9

Segment Income (Loss)(1):
Polyurethanes	$230.4	$132.7	$218.3
Performance Products	16.6	16.4	—
Pigments	14.0	95.6	172.8
Base Chemicals	(33.4)	(23.0)	39.8

Total	227.6	221.7	430.9
Unallocated administrative and other items(3)	0.5	(48.6)	(7.2)

Operating income	$228.1	$173.1	$423.7

EBITDA(2):
Polyurethanes	$365.1	$262.7	$350.2
Performance Products	27.2	21.1	—
Pigments	68.3	139.4	214.4
Base Chemicals	13.8	20.4	86.6
Unallocated administrative and other items(3)	5.7	(58.2)	(29.0)

Total	$480.1	$385.4	$622.2

Depreciation and Amortization:
Polyurethanes	$134.7	$130.1	$115.7
Performance Products	10.6	4.6	—
Pigments	54.2	43.8	41.8
Base Chemicals	47.3	43.4	42.9
Unallocated administrative and other items(3)	9.4	5.2	3.2

Total	$256.2	$227.1	$203.6

Capital Expenditures:
Polyurethanes	$58.3	$77.6	$81.5
Performance Products	11.5	5.9	—
Pigments	97.4	161.4	86.3
Base Chemicals	23.3	29.3	32.5
Unallocated administrative and other items(3)	—	16.8	4.2

Total	$190.5	$291.0	$204.5

Total Assets:
Polyurethanes	$3,489.4	$3,217.4	$3,236.8
Performance Products	307.7	316.2	—
Pigments	1,415.3	1,386.6	1,308.4
Base Chemicals	1,052.6	939.3	1,046.6
Unallocated administrative and other items(3)	3,337.0	3,246.1	3,144.7
Eliminations	(4,557.9)	(4,279.1)	(3,958.6)

Total	$5,044.1	$4,826.5	$4,777.9

(1)
Segment income is defined as operating income excluding unallocated corporate overhead.

(2)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(3)
Unallocated administrative and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In millions)
By Geographic Area
Net Sales:
United States	$1,742.4	$1,573.1	$1,537.7
United Kingdom	1,537.9	1,628.5	1,809.7
Netherlands	894.6	929.8	802.4
Other nations	1,457.6	1,344.5	1,116.4
Adjustments and eliminations	(1,114.4)	(900.7)	(818.3)

Total	$4,518.1	$4,575.2	$4,447.9

Long-lived Assets:
United States	$1,172.0	$1,251.4	$1,278.1
United Kingdom	1,153.2	1,022.2	946.0
Netherlands	396.3	338.3	345.4
Other nations	714.3	611.7	534.6
Corporate	3.1	18.6	(18.1)

Total	$3,438.9	$3,242.2	$3,086.0

22.  Selected Quarterly Financial Data (Unaudited—in millions)

	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Year Ended December 31, 2002
Revenues	$997.9	$1,175.0	$1,195.2	$1,150.0	$4,518.1
Gross profit	125.5	157.6	174.9	157.4	615.4
Operating income	24.5	81.8	67.9	53.9	228.1
Net income (loss)	(31.4)	7.3	(13.3)	(31.1)	(68.5)
	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
Revenues	$1,151.6	$1,284.1	$1,133.4	$1,006.1	$4,575.2
Gross profit	166.0	170.6	139.6	108.9	585.1
Operating income (loss)	71.6	84.7	49.5	(32.7)	173.1
Net income (loss)	(4.4)	0.5	(28.0)	(107.5)	(139.4)
	Three Months Ended March 31, 2000	Three Months Ended June 30, 2000	Three Months Ended September 30, 2000	Three Months Ended December 31, 2000	Year Ended December 31, 2000
Revenues	$1,054.9	$1,154.7	$1,136.9	$1,101.4	$4,447.9
Gross profit	181.3	205.8	195.4	160.0	742.5
Operating income	98.5	132.9	110.4	81.9	423.7
Net income (loss)	19.7	47.3	23.3	(8.3)	82.0

        During the three months ended December 31, 2002 and 2001, the Company incurred $7.7 million and $44.7 million of restructuring and plant closing costs, respectively (see Note 10).

        During the quarter ended March 31, 2001, the Company adopted SFAS No. 133 and recorded a $1.5 million loss.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

December 31, 2002

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2002	$15.2	$4.1	$—		$(4.8)	$14.5
Year Ended December 31, 2001	$10.6	$2.8	$3.0	(1)	$(1.2)	$15.2
Year Ended December 31, 2000	$9.5	$2.2	$—		$(1.1)	$10.6

(1)
Represents specific reserves provided for receivables which were purchased with businesses acquired in 2001.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of Huntsman International Holdings LLC (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4 (File No. 333-88057))
3.2	Certificate of Amendment to Certificate of Formation of Huntsman ICI Holdings LLC (incorporated by reference to Exhibit 3.3 to our annual report on Form 10-K for the year ended December 31, 2000)
3.3
Second Amended and Restated Limited Liability Company Agreement of Huntsman International Holdings LLC dated December 20, 2001 (incorporated by reference to Exhibit 3.3 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.1
Amended and Restated Indenture, dated as of August 2, 1999, between Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Bank One, N.A., as Trustee, relating to the 13.375% Senior Discount Notes due 2009 (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-4 (File No. 333-88057))
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
4.9
Amended and Restated Indenture, dated as of December 20, 2001, between Huntsman International Holdings LLC and Bank One, N.A., as Trustee, relating to the 8% Senior Subordinated Reset Discount Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.10	Form of certificate of 8% Senior Subordinated Discount due 2009 (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))

4.11
Registration Rights Agreement dated as of June 30, 1999, by and among Huntsman ICI Holdings LLC, and the holders of the 8% Senior Subordinated Discount Notes due 2009 specified therein (incorporated by reference to Exhibit 4.11 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.12
Private Sale Letter Agreement, dated December 20, 2001, between Huntsman International Holdings LLC and ICI Finance plc (incorporated by reference to Exhibit 4.12 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.13
Form of Registration Rights Agreement among Huntsman International Holdings LLC and the Holders as defined therein (incorporated by reference to Exhibit 4.13 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
4.14
Form of Registration Rights Agreement, among Huntsman International Holdings LLC and the Initial Purchasers as defined therein (incorporated by reference to Exhibit 4.14 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.1
Contribution Agreement, dated as of April 15, 1999, by and among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC) and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) as amended by the first Amending Agreement, dated June 4, 1999, the second Amending Agreement, dated June 30, 1999, and the third Amending Agreement, dated June 30, 1999 (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-4 (File No. 333-88057))
10.2
Purchase and Sale Agreement (PO/MTBE Business), dated March 21, 1997, among Texaco, Texaco Chemical Inc. and Huntsman Specialty Chemicals Corporation (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-4 (File No. 333-88057))
10.3
Operating and Maintenance Agreement, dated as of March 21, 1997, by and between Huntsman Specialty Chemicals Corporation and Huntsman Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-4 (File No. 333-88057))
10.4
Credit Agreement, dated as of June 30, 1999, by and among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), Huntsman International Holdings LLC (f/k/a Huntsman ICI Holdings LLC), Bankers Trust Company, Goldman Sachs Credit Partners LP, The Chase Manhattan Bank, and Warburg Dillon Read and various lending institutions party thereto (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-4 (File No. 333-88057))
10.5
Asset Sale Agreement, dated June 30, 1999, by and between BP Chemicals Limited and Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC) (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-4 (File No. 333-88057))
10.6
Joint Venture Agreement, dated as of October 18, 1993, between Tioxide Americas Inc. and Kronos Louisiana, Inc. (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-4 (File No. 333-88057))
10.7
Shareholders Agreement, dated as of January 11, 1982, by and among Imperial Chemical Industries PLC, ICI American Holdings, Inc. and Uniroyal, Inc. (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-4 (File No. 333-88057))
10.8
Operating Agreement, dated December 28, 1981, between Uniroyal, Inc., Rubicon Chemicals, Inc. and Rubicon, Inc. (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-4 (File No. 333-88057))

10.9
Liability and Indemnity Agreement, dated December 28, 1981, by and among Rubicon Inc., Rubicon Chemicals Inc., Imperial Chemical Industries PLC, ICI American Holdings Inc., ICI Americas Inc. and Uniroyal Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-4 (File No. 333-88057))
10.10
Titanium Dioxide Supply Agreement, dated July 3, 1997, by and between Imperial Chemicals Industries PLC and Tioxide Group (incorporated by reference to Exhibit 10.10 to our registration statement on Form S-4 (File No. 333-88057))*
10.11
Slag Sales Agreement, dated July 10, 1997, by and between Richards Bay Iron and Titanium (Proprietary) Limited and Tioxide S.A. (Pty) Limited (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-4 (File No. 333-88057))*
10.12
Slag Sales Agreement, dated April 19, 2000, by and between Qit-Fer Et Titane Inc. and Tioxide Europe Limited (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended December 31, 2000)**
10.13
Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-4 (File No. 333-88057)) *
10.14
Amendment, dated February 7, 2001, to the Supply Agreement, dated April 13, 1998, by and between Shell Trading International Limited and ICI Chemicals & Polymers Limited (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2000)**
10.15
First Amendment, dated as of December 21, 2000, by and among Huntsman International LLC, Huntsman International Holdings LLC, the financial institutions named therein, as Lenders, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and Warburg Dillon Read (a division of UBS AG), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.21 to our annual report on Form 10-K for the year ended December 31, 2000)
10.16
Second Amendment, dated as of March 5, 2001, is entered into by and among Huntsman International LLC, Huntsman International Holdings LLC, the undersigned financial institutions, including Bankers Trust Company, in their capacities as lenders hereunder, Bankers Trust Company, as Lead Arranger, Administrative Agent for the Lenders and Sole Book Manager, Goldman Sachs Credit Partners L.P., as Syndication Agent and Co-Arranger and The Chase Manhattan Bank and UBS Warburg LLC (as successor to Warburg Dillon Read), as Co-Arrangers and as Co-Documentation Agents, to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.22 to our annual report on Form 10-K for the year ended December 31, 2000)
10.17
Contribution Agreement, among Huntsman International LLC, as Contributor and Originator, and Huntsman Receivables Finance LLC, as the Company, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.23 to our annual report on Form 10-K for the year ended December 31, 2000)
10.18
Huntsman Master Trust Pooling Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe) BVBA, as Master Servicer, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the year ended December 31, 2000)

10.19
Huntsman Master Trust, Series 2000-1 Supplement, dated as of December 21, 2000, to Pooling Agreement dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as Company, Huntsman (Europe), BVBA, as Master Servicer, The Chase Manhattan Bank, as Funding Agent, Park Avenue Receivables Corp., as Series 2000-1 Initial Purchaser, the several financial institutions party thereto from time to time as Series 2000-1 APA Banks, and Chase Manhattan Bank (Ireland) Plc, as Trustee (incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2000)
10.20
Servicing Agreement, dated as of December 21, 2000, among Huntsman Receivables Finance LLC, as the Company, Huntsman (Europe) BVBA, as Master Servicer, Tioxide Americas Inc, Huntsman ICI Holland B.V., Tioxide Europe Limited, Huntsman International LLC, Huntsman Petrochemicals (UK) Limited, Huntsman Propylene Oxide Ltd., Huntsman International Fuels L.P., as Local Servicers, Chase Manhattan Bank (Ireland) Plc, as Trustee, Pricewaterhousecoopers, as Liquidation Servicer, and Huntsman International LLC, as Servicer Guarantor (incorporated by reference to Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31, 2000)
10.21
U.S. Receivables Purchase Agreement, Huntsman International LLC, as Purchaser, and Tioxide Americas Inc., Huntsman Propylene Oxide Ltd. and Huntsman International Fuels L.P., each as a Seller and an Originator (incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K for the year ended December 31, 2000)
10.22
Dutch Receivables Purchase Agreement, dated as of December 21, 2000, between Huntsman International LLC, as Purchaser, Huntsman ICI Holland B.V., as Originator, Huntsman ICI (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2000)
10.23
U.K. Receivables Purchase Agreement, dated as of December 20, 2000, between Huntsman International LLC, as Purchaser, Tioxide Europe Limited and Huntsman Petrochemicals (UK) Limited, as Originators, and Huntsman (Europe) B.V.B.A., as Master Servicer (incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2000)
10.24
Amendment Agreement, dated December 20, 2001, between Imperial Chemicals Industries PLC, ICI Alta, Inc. and Huntsman Specialty Chemicals Corporation, to amend the Contribution Agreement dated as of April 15, 1999 (incorporated by reference to Exhibit 10.24 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.25
Third Amendment, dated as of November 30, 2001, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.25 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.26
Fourth Amendment to Credit Agreement, dated as of March 15, 2002, by and among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.26 to amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2001)
10.27
Representation and Indemnity Agreement between Huntsman International Holdings LLC and CSFB Global Opportunities Partners, L.P. and BNAC, Inc., dated June 14, 2002 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2002)

10.28
Letter Agreement between Huntsman International Holdings LLC and CSFB Global Opportunities Partners, L.P. and BNAC, Inc., dated June 14, 2002 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10.29	Fifth Amendment to Credit Agreement, dated as of February 7, 2003, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto
10.30
Deed of Amendment to Contribution Agreement, dated as of November 27, 2002, among Imperial Chemical Industries PLC, Huntsman Specialty Chemicals Corporation, Huntsman International Holdings, LLC, and Huntsman International LLC
21.1	Subsidiaries of Huntsman International LLC
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*
Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

**
Portions of this document have been omitted and previously filed separately with the SEC pursuant to requests for confidential treatment pursuant to Rule 406 of the Securities Act and Rule 24b-2 of the Exchange Act.