Form 10-Q
period 2003-09-30
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2003-11-14
CIK 1092825

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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
YES ☐    NO ☒

        On November 14, 2003, 1,000 member equity units of Huntsman International Holdings LLC were outstanding. There is no established trading market for Registrant's units of membership interest. All of Registrant's units of membership interest are held by affiliates.

HUNTSMAN INTERNATIONAL HOLDINGS LLC
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$81.1	$75.4
Accounts and notes receivables (net of allowance for doubtful accounts of $11.8 and $14.5, respectively)	518.5	467.9
Inventories	609.8	561.3
Prepaid expenses	35.6	22.0
Deferred income taxes	31.2	31.2
Other current assets	72.7	75.4

Total current assets	1,348.9	1,233.2
Property, plant and equipment, net	3,131.2	3,071.1
Investment in unconsolidated affiliates	138.2	133.9
Intangible assets, net	247.9	266.4
Other noncurrent assets	352.6	339.5

Total assets	$5,218.8	$5,044.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (includes overdraft facilities of $4.4 as of September 30, 2003)	$308.1	$314.8
Accrued liabilities	503.4	523.8
Current portion of long-term debt	1.2	43.9
Other current liabilities	19.7	29.6

Total current liabilities	832.4	912.1
Long-term debt	3,764.3	3,420.6
Deferred income taxes	210.4	215.1
Other noncurrent liabilities	157.8	158.4

Total liabilities	4,964.9	4,706.2

Minority interests	2.8	—

Commitments and contingencies (Notes 15 and 16)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(261.6)	(80.2)
Accumulated other comprehensive loss	(52.8)	(147.4)

Total equity	251.1	337.9

Total liabilities and equity	$5,218.8	$5,044.1

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Dollars in Millions)

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Revenues:
Trade sales	$1,255.2	$1,104.6	$3,691.0	$3,110.6
Related party sales	20.5	90.6	189.8	257.5

Total revenues	1,275.7	1,195.2	3,880.8	3,368.1
Cost of goods sold	1,129.2	1,020.3	3,444.5	2,910.1

Gross profit	146.5	174.9	436.3	458.0
Expenses:
Selling, general and administrative	87.8	89.2	259.6	233.0
Research and development	12.6	13.1	37.2	39.1
Restructuring and plant closing costs	4.8	1.1	43.4	1.1

Total expenses	105.2	103.4	340.2	273.2

Operating income	41.3	71.5	96.1	184.8
Interest expense	(89.4)	(89.1)	(267.9)	(246.9)
Interest income	1.0	—	1.6	0.1
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Other income (expense)	1.1	(2.4)	(1.2)	(2.4)

Loss before income taxes	(51.9)	(24.2)	(195.4)	(68.7)
Income tax benefit	5.3	11.0	14.0	31.2
Minority interests in subsidiaries' income (loss)	—	(0.1)	—	0.1

Net loss	(46.6)	(13.3)	(181.4)	(37.4)
Other comprehensive income	18.9	5.0	94.6	87.6

Comprehensive income (loss)	$(27.7)	$(8.3)	$(86.8)	$50.2

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED) (Dollars in Millions)

	Members' Equity			Accumulated Other Compre- hensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2003	1,000	$565.5	$(80.2)	$(147.4)	$337.9
Net loss		—	(181.4)	—	(181.4)
Other comprehensive income		—	—	94.6	94.6

Balance, September 30, 2003	1,000	$565.5	$(261.6)	$(52.8)	$251.1

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Millions)

	Nine Months Ended Sept 30 2003	Nine Months Ended Sept 30 2002
Cash Flows From Operating Activities:
Net loss	$(181.4)	$(37.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of investment in unconsolidated affiliates	—	(0.1)
Depreciation and amortization	205.4	185.1
Provision for losses on accounts receivable	3.1	3.0
Noncash restructuring and plant closing charges	11.4	—
Noncash interest expense	88.7	76.6
Deferred income taxes	(22.6)	(43.3)
Gain on foreign currency transactions	(27.2)	(23.8)
Minority interests in subsidiaries	—	(0.1)
Changes in operating assets and liabilities:
Accounts and notes receivables	(52.5)	(28.8)
Change in receivables sold, net	59.0	7.1
Inventories	(15.4)	40.9
Prepaid expenses	(12.5)	(18.9)
Other current assets	(16.4)	(8.8)
Other noncurrent assets	(0.9)	2.5
Accounts payable	(46.6)	(9.0)
Accrued liabilities	(51.4)	(63.7)
Other current liabilities	(1.5)	(20.9)
Other noncurrent liabilities	(6.4)	0.8

Net cash provided by (used in) operating activities	(67.2)	61.2

Investing Activities:
Acquisitions of minority interest	—	(9.0)
Capital expenditures	(95.7)	(134.7)
Net cash received from unconsolidated affiliates	2.1	6.3
Advances to unconsolidated affiliates	(2.2)	(2.4)

Net cash used in investing activities	(95.8)	(139.8)

Financing Activities:
Net borrowings under revolving loan facilities	132.0	251.1
Issuance of senior notes	157.9	300.0
Repayment of long-term debt	(125.9)	(479.5)
Shares issued to minorities for cash	2.8	—
Debt issuance costs	(4.3)	(10.3)

Net cash provided by financing activities	162.5	61.3

Effect of exchange rate changes on cash	6.2	(7.4)

Increase (decrease) in cash and cash equivalents	5.7	(24.7)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$81.1	$59.2

Supplemental cash flow information:
Cash paid for interest	$204.5	$199.9
Cash paid for income taxes	$10.3	$7.7

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman International Holdings LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of differentiated and commodity chemicals. Huntsman International Holdings LLC is a Delaware limited liability company and its membership interests are owned 100%, directly and indirectly, by HMP Equity Holdings Corporation ("HMP").

        HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation, subject to warrants that, if exercised, would entitle the holders to up to 12% of the common equity of HMP. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("GOP"), Consolidated Press (Finance) Limited ("CPH") and certain members of the Company's senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of the Company's senior management and certain members of the Huntsman family. Huntsman Holdings has issued certain other non-voting preferred units to the Huntsman family, GOP and CPH that track the performance of the Huntsman Advanced Materials LLC business. The Huntsman family has board and operational control of the Company.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit or disposal costs were accrued upon management's commitment to an exit or disposal plan, which is generally before an actual liability has been incurred. The Company adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. In October 2003, the FASB issued FASB Staff position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated earnings, financial position, or cash flows.

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with this guidance applied prospectively. This statement had no impact on the Company's results of operations or financial position at September 30, 2003 and the Company does not expect this statement to have a material impact on its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on its financial statements upon adoption.

3.     Inventories

        Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$131.9	$149.6
Work in progress	17.8	25.9
Finished goods	460.1	385.8

Total	609.8	561.3

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	September 30, 2003	December 31, 2002
Land	$45.6	$42.9
Buildings	187.2	157.7
Plant and equipment	3,655.8	3,446.3
Construction in progress	223.4	172.7

Total	4,112.0	3,819.6
Less accumulated depreciation	(980.8)	(748.5)

Net	$3,131.2	$3,071.1

        Property, plant and equipment includes gross assets acquired under capital leases of $18.8 million and $20.4 million at September 30, 2003 and December 31, 2002, respectively; related amounts included in accumulated depreciation were $5.0 million and $3.1 million at September 30, 2003 and December 31, 2002, respectively.

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	September 30, 2003	December 31, 2002
Louisiana Pigment Company, L.P. (50%)	$129.3	$131.4
Rubicon, Inc. (50%)	1.4	1.3
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	6.1	—
Others	1.4	1.2

Total	$138.2	$133.9

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2003 and December 31, 2002 were as follows (dollars in millions):

	September 30, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$315.9	$107.6	$208.3	$312.3	$89.9	$222.4
Non-compete agreements	49.5	36.2	13.3	49.1	30.9	18.2
Other intangibles	30.8	4.5	26.3	28.9	3.1	25.8

Total	$396.2	$148.3	$247.9	$390.3	$123.9	$266.4

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	September 30, 2003	December 31, 2002
Prepaid pension assets	$155.9	$146.2
Debt issuance costs	55.0	60.7
Capitalized turnaround expense	47.5	48.3
Receivables from affiliates	17.0	18.6
Spare parts inventory	53.8	46.2
Other noncurrent assets	23.4	19.5

Total	$352.6	$339.5

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials and services	$186.2	$217.7
Payroll, severance and related costs	79.5	67.4
Interest	38.4	61.3
Volume and rebates accruals	53.7	52.5
Taxes (income, property and VAT)	41.9	41.4
Restructuring and plant closing costs	21.4	7.1
Freight	14.7	12.8
Utilities	9.8	6.7
Environmental accruals	11.6	4.3
Payable to affiliate	—	15.4
Other miscellaneous accruals	46.2	37.2

Total	$503.4	$523.8

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	September 30, 2003	December 31, 2002
Pension liabilities	$89.9	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.2	19.3
Payable to affiliate	38.2	37.9
Other noncurrent liabilities	8.7	8.1

Total	$157.8	$158.4

10.   Restructuring and Plant Closing Charges

        As of December 31, 2002, the Company had a $7.1 million reserve for restructuring and plant closing costs related to the closure of the Shepton Mallet, U.K. Polyurethanes manufacturing facility recorded in accrued liabilities. The entire amount was related to workforce reductions. The Company made cash payments related to this restructuring of $3.1 million, $0.3 million and $1.0 million in the first, second and third quarters of 2003, respectively. The unpaid reserve remains in accrued liabilities.

        On March 11, 2003, the Company's Polyurethanes segment announced that it would integrate its global flexible products division into its urethane specialties division, and recorded a restructuring charge of $17.1 million in the first quarter of 2003 for workforce reductions. In June 2003, the Polyurethanes segment announced further restructuring at its Rozenburg, Netherlands site. The charge for this restructuring is estimated to total approximately $10.4 million and will be recorded through December 2005. During the second and third quarters of 2003 respectively, charges of $1.4 million and $3.7 million were taken for workforce reductions relating to this restructuring. The Company made cash payments of $0.8 million, $5.6 million and $4.5 million in the first, second and third quarters of 2003, respectively, related to these restructuring activities. The unpaid reserve remains in accrued liabilities.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at the Company's Whitehaven, UK facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. These charges are part of an overall cost reduction program for this segment that is expected to be implemented and recorded from 2003 to 2005. The Company made cash payments of $1.6 million and $0.3 million in the second and third quarters of 2003, respectively. The unpaid reserve remains in accrued liabilities.

        In August 2003, the Company announced restructuring activities related to workforce reductions in the Malaysian operations of its Pigments segment and recorded a charge of $1.1 million. The total of the charges for this restructuring is estimated to be approximately $2.3 million and will be recorded through June 2005. These charges are part of an overall cost reduction program for this segment that is expected to be implemented and recorded from 2003 to 2005. During the third quarter 2003, the Company made cash payments of $0.5 million related to this restructuring. The unpaid reserve remains in accrued liabilities.

        As of September 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Liabilities as of December 31, 2002	Total Charge	Non-cash Charge	Cash Payments	Accrued Liabilities as of September 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	32.0	—	(17.7)	21.4

Total	$7.1	$43.4	$(11.4)	$(17.7)	$21.4

11.   Long-term Debt

        Long-term debt outstanding as of September 30, 2003 and December 31, 2002 is as follows (dollars in millions):

	September 30, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$199.0	$67.0
Term A dollar loan	61.8	109.7
Term A euro loan (in U.S. dollar equivalent)	86.3	138.5
Term B loan	517.5	526.3
Term C loan	517.5	526.3
Senior Unsecured Notes	457.3	300.0
Senior Subordinated Notes	1,126.6	1,076.8
Senior Discount Notes	421.0	381.8
Senior Subordinated Discount Notes—Affiliate	345.5	308.9
Other long-term debt	33.0	29.2

Subtotal	3,765.5	3,464.5
Less current portion	(1.2)	(43.9)

Total	$3,764.3	$3,420.6

  HI Credit Facilities

        As of September 30, 2003, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $400 million that matures on June 30, 2005, term A dollar loan and term A euro loan facilities that were to mature on June 30, 2005 (with the next semi-annual payment due in the fourth quarter 2004), a term B loan facility that matures on June 30, 2007, and a term C loan facility that matures on June 30, 2008. On October 17, 2003, HI amended the HI Credit Facilities. The amendment provides, among other things, for changes to certain financial covenants, including the leverage and interest coverage ratios, the annual amount of permitted capital expenditures, and the consolidated net worth covenant. With the exception of the changes relating to capital expenditures, these changes to the financial covenants apply to the quarterly periods ended September 30, 2003 through December 31, 2004. The amendment also allows for the issuance of $205 million of additional term B and term C loans, which was accomplished on October 22, 2003, the net proceeds of which have been applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds have been applied to repay, in full, the term A loan. As a result of this refinancing, effective October 22, 2003, HI has no scheduled maturities in 2004 and scheduled maturities of approximately $12 million in each of 2005 and 2006 under its term loans.

The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

        Interest rates for the HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of September 30, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 5.3% and 5.6%, respectively, excluding the impact of interest rate hedges.

        The obligations under the HI Credit Facilities are supported by guarantees of HI's domestic and certain foreign subsidiaries (collectively the "Guarantors") and the Company, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that, as of September 30, 2003, HI is in compliance with the covenants of the HI Credit Facilities, as amended on October 17, 2003.

  Senior Unsecured Notes and Senior Subordinated Notes

        In March 2002, HI issued $300 million 9.875% Senior Notes (collectively with the 2003 Senior Notes, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors and the Company. The Senior Notes may be redeemed, in whole or in part, at any time by HI prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008.

        On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities. In connection with HI's contractual obligation to register the 2003 Senior Notes, on June 25, 2003, HI filed a registration statement on Form S-4 with the Securities and Exchange Commission and on October 28, 2003, HI filed amendment No. 1 to the registration statement on Form S-4 with the Securities and Exchange Commission.

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

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of September 30, 2003.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued senior discount notes ("Senior Discount Notes") and senior subordinated discount notes ("Senior Subordinated Discount Notes" and, collectively with the Senior Discount Notes, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Discount Notes is paid in kind. The Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that the Company is in compliance with the covenants of the Discount Notes as of September 30, 2003.

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

        As of September 30, 2003 and December 31, 2002, the Senior Discount Notes include $178.3 million and $139.1 million of accrued interest, respectively. As of September 30, 2003 and December 31, 2002, the Senior Subordinated Discount Notes include $105.0 million and $83.8 million of accrued interest, respectively, and $24.8 million and $40.2 million of discount, respectively.

        In connection with the restructuring of Huntsman LLC on September 30, 2002, GOP contributed its interest in the Senior Subordinated Discount Notes to HMP, the Company's parent. On May 9, 2003, HMP completed the purchase of the Senior Subordinated Discount Notes from ICI.

12.   Derivatives and Hedging Activities

  Interest Rate Hedging

        Interest rate contracts with a fair value of $14.3 million and $23.4 million were recorded as a component of other current liabilities as of September 30, 2003 and December 31, 2002, respectively. The fair value of the cash flow hedges and the interest rate contracts not designated as hedges are $9.3 million and $5.0 million as of September 30, 2003 and $15.6 million and $7.8 million as of December 31, 2002, respectively. The changes in fair value of the cash flow hedges resulted in a $0.4 million and a $0.9 million decrease in interest expense and a $5.9 million increase and a $2.4 million decrease in other comprehensive income (loss) for the nine months ended September 30, 2003 and 2002, respectively. The changes in fair value of the interest rate contracts not designated as hedges resulted in a $2.9 million decrease and a $1.3 million increase in interest expense for the nine months ended September 30, 2003 and 2002, respectively.

  Commodity Price Hedging

        As of September 30, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income. As of December 31, 2002, the fair value of cash flow commodity price hedging contracts was not material.

        As of September 30, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.2 million to other current liabilities and a decrease to inventory of $0.3 million. As of December 31, 2002 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 to other current liabilities and an increase to inventory of $0.8 million.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $0.5 million and $0.2 million in other current assets and liabilities, respectively, as of September 30, 2003, and $0.8 million and $0.2 million other current assets and liabilities, respectively, as of December 31, 2002.

        During the nine months ended September 30, 2003 and 2002, the Company recorded a decrease of $1.8 million and an increase of $3.8 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        As of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material. During the nine months ended September 30, 2003, a $0.9 increase was recorded to other comprehensive income (loss) as a result of hedging transactions.

  Net Investment Hedging

        Currency effects of net investment hedges produced losses of approximately $57.5 million and $56.5 million in other comprehensive loss (foreign currency translation adjustments) for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003 and December 31, 2002, there was a cumulative net loss of approximately $90.2 million and $32.7 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions. At September 30, 2003, the special purpose entity had outstanding approximately $188 million in medium-term notes ("MTNs") and approximately $110 million in commercial paper.

        The Company's retained interest in receivables (including servicing assets) subject to the program was approximately $114 million and $112 million as of September 30, 2003 and December 31, 2002, respectively. The value of the retained interest is subject to credit and interest rate risk. For the nine months ended September 30, 2003 and 2002, new sales totaled approximately $3,085 million and $3,644 million, respectively, and cash collections reinvested totaled approximately $2,941 million and $3,181 million, respectively. Servicing fees received during the first nine months of 2003 and 2002 were approximately $3.6 million and $3.9 million, respectively, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations.

        The key economic assumptions used in valuing the residual interest at September 30, 2003 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of September 30, 2003 and December 31, 2002 were $16.2 million and $11.2 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	September 30, 2003		December 31, 2002
	Accumulated Income (Loss)	Income (Loss)	Accumulated Income (loss)	Income (loss)
Foreign currency translation adjustments	$49.9	$88.4	$(38.5)	$147.2
Additional minimum pension liability	(91.7)	(3.6)	(88.1)	(88.1)
Additional minimum pension liability —unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	0.4	3.1	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(4.9)	6.7	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(52.8)	$94.6	$(147.4)	$53.4

15.   Commitments and Contingencies

        The Company has various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shut down of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. The Company has also entered into a limited number of contracts which require minimum payments, even if no volume is purchased. These contracts approximate $35 million annually through 2017.

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

  Environmental Accruals

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

        A total of $20.8 million has been accrued related to environmental matters as of September 30, 2003. Estimates of ultimate future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the determination of the Company's liability in proportion to other parties, the extent to which such costs are recoverable from insurance, and the extent to which environmental laws and regulations may change in the future. However, it is not anticipated that any future costs, in excess of those that have been accrued by the Company, will be material to the Company's results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

        The Company's subsidiary, Tioxide Europe S.L. ("Tioxide"), is in the process of voluntarily removing filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to Tioxide. Under an agreement with Almagrera, Tioxide had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant by the end of 2001, a large pile of stored filter salts was found on its premises, far from its normal warehouse. Tioxide estimates the cost of removal and disposal of the filter salts will total $2.0 million. As of September 30, 2003, Tioxide had spent $1.0 million. Another $0.4 million will likely be spent during the balance of 2003 and the rest ($0.6 million) is likely to be spent in 2004. The Company does not believe expenditures in connection with this matter will be material.

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

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to the Texas Clean Air Act requirements were cited. The TCEQ has proposed a penalty of $43,000. The Company has taken issue with most of the allegations of non-compliance, and the TCEQ has agreed to drop some of them. It is yet unclear what level of penalty, if any, will be imposed.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The UK has been the first EU member government to request IPPC permit applications from the Company. In the UK, the Company has submitted several applications and, very recently, negotiated and received its first IPPC permit. Based upon the terms of that permit, the Company does not anticipate that it will have to make material capital expenditures to comply. Other IPPC permits are under review by the UK Environment Agency. The Company is not yet in a position to know with certainty what the other UK IPPC permits will require, and it is possible that the costs of compliance could be material; however, the Company believes, based upon its experience to date, that the costs of compliance with IPPC permitting in the UK will not be material to its financial condition or results of operations.

        With respect to the Company's facilities in other EU jurisdictions, IPPC implementing legislation is not yet in effect, or the Company has not yet been required to seek IPPC permits. Accordingly, while the Company expects to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time it is unable to determine whether or not these costs will be material. Accordingly, the Company cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or to restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act); to date, these challenges have not been successful. The Company is unable to predict what the short- and long-term effects of these matters will be.

        Bills have been in both houses of the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become federal law in the future is unknown at this time.

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

  REACH Developments

        In September 2003, the European Commission released a proposed regulation concerning the registration, evaluation, authorization and restrictions of chemicals, also known as REACH. The REACH initiative, as proposed, would require risk assessment and registration of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This authorization could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in stages over the next decade. The impacts of REACH on the chemical industry and the Company are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to the Company.

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

(In Millions)	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Net sales
Polyurethanes	$597.4	$545.6	$1,718.1	$1,557.0
Performance Products	164.9	143.3	490.5	426.8
Pigments	251.0	232.5	752.5	669.2
Base Chemicals	303.0	303.6	1,032.9	791.3
Eliminations	(40.6)	(29.8)	(113.2)	(76.2)

Total	$1,275.7	$1,195.2	$3,880.8	$3,368.1

Segment EBITDA (1)
Polyurethanes	$80.4	$93.9	$168.6	$292.1
Performance Products	4.6	3.5	(14.6)	22.8
Pigments	27.6	21.1	87.4	45.2
Base Chemicals	1.0	20.8	64.8	5.6
Unallocated and other (2)	(9.4)	(8.3)	(29.9)	(2.4)

Total EBITDA	$104.2	$131.0	$276.3	$363.3
Interest expense, net	(88.4)	(89.1)	(266.3)	(246.8)
Income tax benefit	5.3	11.0	14.0	31.2
Depreciation and amortization	(67.7)	(66.2)	(205.4)	(185.1)

Net loss	$(46.6)	$(13.3)	$(181.4)	$(37.4)

(1)
EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.   Recent Events

  Amendment of HI Credit Facilities and Refinancing of Term Loan A

        On October 17, 2003, HI amended the HI Credit Facilities. The amendment provides, among other things, for changes to certain financial covenants, including the leverage and interest coverage ratios, the annual amount of permitted capital expenditures, and the consolidated net worth covenant. With the exception of the changes relating to capital expenditures, these changes to the financial covenants apply to the quarterly periods ended September 30, 2003 through December 31, 2004. The amendment also allows for the issuance of $205 million of additional term B and term C loans, which was accomplished on October 22, 2003, the net proceeds of which have been applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds have been applied to repay, in full, the term A loan. As a result of this refinancing, HI has no scheduled term loan maturities in 2004 and scheduled term loan maturities of approximately $12 million in each of 2005 and 2006. The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

  Chinese MDI Joint Venture

        In January 2003, the Company entered into joint venture agreements to build MDI production facilities near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003. On September 19, 2003, the joint venture obtained secured financing for the construction of the production facilities. The financing is non-recourse to the Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. The Company anticipates that its investment in the joint venture and other related capital costs will approximate $75 million.

  Global Cost Reduction Initiative

        On November 10, 2003, HMP announced an initiative to reduce fixed costs and overhead expenses by a minimum of $200 million over the next 18 months. HMP is reviewing redundant sites, underutilized assets and all of its spending to reduce costs. HMP announced that it intends to continue to leverage its size, its global infrastructure and its people to increase productivity and reduce overall costs. HMP has not yet announced the extent to which the cost initiatives will directly impact the Company. The Company expects to make additional announcements of site consolidations and headcount reductions in the near future.

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

        All of our membership interests are owned directly and indirectly by HMP Equity Holdings Corporation ("HMP"). HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation, subject to warrants that, if exercised, would entitle the holders to up to 12% of the common equity of HMP. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("GOP"), Consolidated Press (Finance) Limited ("CPH") and certain members of our Company's senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by GOP (indirectly), CPH, the Huntsman Cancer Foundation, certain members of our Company's senior management and certain members of the Huntsman family. Huntsman Holdings has issued certain other non-voting preferred units to the Huntsman family, GOP and CPH that track the performance of the Huntsman Advanced Materials LLC business. The Huntsman family has board and operational control of our Company.

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

        Historically, the demand for many of the products we produce in our Polyurethanes segment has been relatively resistant to changes in global economic conditions as industry growth in product demand has been strongly influenced by continuing product substitution, innovation and new product development. The stability of demand has also benefited from the wide variety of end markets for our Polyurethanes products. However, in the past year, volatile feedstock pricing has impacted overall margins. Historically, sales volumes of MDI products have grown at rates in excess of global GDP growth. The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Liquidity and Capital Resources—Environmental Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the future.

        In comparison to commodity businesses, the demand for many of the products we produce in our Performance Products segment historically has also been relatively resistant to changes in global economic conditions. Like our Polyurethanes segment, Performance Products growth in general is strongly influenced by product substitution, innovation and new product development. Also, demand stability benefits from a broad range of end markets. A significant portion of our Performance Products is sold into consumer end use applications including household detergents and personal care products. As such, historically, demand for these products has been relatively stable and tends to be less susceptible to changes in global economic conditions.

        Historically, growth in demand for TiO2 pigments has generally been in line with GDP growth rates. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and suppliers, contract arrangements and cyclicality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for TiO2, are generally highest in periods leading up to spring and summer months. This results in greater sales volumes in the first half of the year because the proportion of our TiO2 products sold in Europe and North America is greater than that sold in Asia and the rest of the world.

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

Recent Events

  Amendment of HI Credit Facilities and Refinancing of Term Loan A

        On October 17, 2003, HI amended its senior secured credit facilities (the "HI Credit Facilities"). The amendment provides, among other things, for changes to certain financial covenants, including the leverage and interest coverage ratios, the annual amount of permitted capital expenditures, and the consolidated net worth covenant. With the exception of the changes relating to capital expenditures, these changes to the financial covenants apply to the quarterly periods ended September 30, 2003 through December 31, 2004. The amendment also allows for the issuance of $205 million of additional term B and term C loans, which HI completed on October 22, 2003, the net proceeds of which have been applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds have been applied to repay, in full, the term A loan. As a result of this refinancing, HI has no scheduled term loan maturities in 2004 and scheduled term loan maturities of approximately $12 million in each of 2005 and 2006. The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

  Chinese MDI Joint Venture

        In January 2003, we entered into joint venture agreements to build MDI production facilities near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003. On September 19, 2003, the joint venture obtained secured financing for the construction of the production facilities. The financing is non-recourse to our Company, but will be guaranteed during the construction phase by affiliates of the joint venture, including Huntsman Holdings. We anticipate that our investment in the joint venture and other related capital costs will approximate $75 million.

Global Cost Reduction Initiative

        On November 10, 2003, HMP announced an initiative to reduce fixed costs and overhead expenses by a minimum of $200 million over the next 18 months. HMP is reviewing redundant sites, underutilized assets and all of its spending to reduce costs. HMP announced that it intends to continue to leverage its size, its global infrastructure and its people to increase productivity and reduce overall costs. HMP has not yet announced the extent to which the cost initiatives will directly impact our Company. We expect to make additional announcements of site consolidations and headcount reductions in the near future.

Results of Operations

        Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002 (Unaudited) (Dollars in Millions)

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Revenues	$1,275.7	$1,195.2	$3,880.8	$3,368.1
Cost of goods sold	1,129.2	1,020.3	3,444.5	2,910.1

Gross profit	146.5	174.9	436.3	458.0
Expenses of selling, general, and administrative, research and development and other operating costs	100.4	102.3	296.8	272.1
Restructuring and plant closing costs	4.8	1.1	43.4	1.1

Operating income	41.3	71.5	96.1	184.8
Interest expense, net	(88.4)	(89.1)	(266.3)	(246.8)
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Other income (expense)	1.1	(2.4)	(1.2)	(2.4)

Loss before income taxes	(51.9)	(24.2)	(195.4)	(68.7)
Income tax benefit	5.3	11.0	14.0	31.2
Minority interests in subsidiaries' income (loss)	—	(0.1)	—	0.1

Net loss	$(46.6)	$(13.3)	$(181.4)	$(37.4)

Interest expense, net	88.4	89.1	266.3	246.8
Income tax benefit	(5.3)	(11.0)	(14.0)	(31.2)
Depreciation and amortization	67.7	66.2	205.4	185.1

EBITDA(1)	$104.2	$131.0	$276.3	$363.3

(1)
EBITDA is defined as earnings (loss) from continuing operations before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by U.S. GAAP. We understand that while EBITDA is frequently used by security analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See "Note 17—Operating Segment Information" of the consolidated financial statements.

        Included in EBITDA are the following items of income (expense):

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Foreign exchange gains—unallocated	$8.7	$4.1	$25.3	$29.0
Loss on sale of accounts receivable	(5.9)	(4.2)	(24.0)	(4.3)
Asset write-down	—	—	(2.8)	—
Restructuring:
Polyurethanes	(3.7)	—	(22.2)	—
Performance Products	—	(1.1)	(20.1)	(1.1)
Pigments	(1.1)	—	(1.1)	—

Total restructuring	(4.8)	(1.1)	(43.4)	(1.1)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        For the three months ended September 30, 2003, we incurred a net loss of $46.6 million on revenues of $1,275.7 million, compared to a net loss of $13.3 million on revenues of $1,195.2 million for the same period in 2002. The increase of $33.3 million in net loss was the result of the following items:

  •
  Revenues for the three months ended September 30, 2003 increased by $80.5 million, or 7%, to $1,275.7 million from $1,195.2 million during the same period in 2002. Revenues increased in our Polyurethanes, Performance Products and Pigments segments by $51.8 million, $21.6 million and $18.5 million, respectively. Revenues in our Base Chemicals segment were flat with a $0.6 million decrease in revenue. Increased revenue was primarily the result of increased selling prices and the effects of the stronger euro and GBP Sterling versus the U.S. dollar. Selling prices increased primarily in response to increased underlying raw material prices.

  •
  Gross profit for the three months ended September 30, 2003 decreased by $28.4 million, or 16%, to $146.5 million from $174.9 million in the same period in 2002. The decrease was mainly the result of higher overall raw material prices during the third quarter 2003 as compared to the same period of 2002. Increased raw material prices were only partially offset by increased average selling prices.

  •
  Selling, administrative, research and development ("SG&A") and other operating expenses for the three months ended September 30, 2003 decreased by $1.9 million, or 2%, to $100.4 million from $102.3 million in the same period in 2002. Lower expenses resulted from a $5.4 million benefit resulting from the effects of foreign currency movements and a $2.0 million movement of certain costs from SG&A to manufacturing costs. These decreases were partially offset by $4.3 million in increased corporate overhead expenses and $0.8 million in increased pension expenses.

  •
  During the third quarter 2003, we recorded a restructuring and plant closing charge of $4.8 million. This charge was the result of a $3.7 million cost recognized in our Polyurethanes segment associated with cost reduction efforts at our Rozenburg, Netherlands site and a $1.1 million cost recorded in our Pigments segment relating to our Malaysian operations. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

  •
  Net interest expense for the three months ended September 30, 2003 decreased by $0.7 million to $88.4 million from $89.1 million for the same period in 2002. Lower average interest rates under the HI Credit Facilities more than offset an increase in interest expense due to additional debt in the third quarter 2003, a portion of which represents additional fixed rate senior notes issued in April 2003.

  •
  Loss on sale of accounts receivable increased $1.7 million to a loss of $5.9 million for the three months ended September 30, 2003 as compared to loss of $4.2 million for the same period in 2002. This increase is mainly attributable to movements in foreign currencies, in addition to an increase in the size of our securitization program effective October 2002.

  •
  Income tax benefit decreased by $5.7 million to a $5.3 million benefit for the three months ended September 30, 2003 as compared to an $11.0 million benefit for the same period in 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Increased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the revenues and EBITDA for each of our operating segments:

	Three Months Ended Sept 30, 2003	Three Months Ended Sept 30, 2002
Revenues
Polyurethanes	$597.4	$545.6
Performance Products	164.9	143.3
Pigments	251.0	232.5
Base Chemicals	303.0	303.6
Eliminations	(40.6)	(29.8)

Total	$1,275.7	$1,195.2

Segment EBITDA
Polyurethanes	$80.4	$93.9
Performance Products	4.6	3.5
Pigments	27.6	21.1
Base Chemicals	1.0	20.8
Unallocated and other	(9.4)	(8.3)

Total	$104.2	$131.0

Polyurethanes

        For the three months ended September 30, 2003, Polyurethanes revenues increased by $51.8 million, or 10%, to $597.4 million from $545.6 million for the same period in 2002. MDI revenues increased by 5%, resulting from a 9% increase in average selling prices, partially offset by a 4% decrease in sales volumes. The reduction in sales volumes was largely the result of a reduction in spot sales to co-producers in the 2003 period. MDI volumes, excluding spot sales, rose by 2% overall with increases of 4% and 14% in the Americas and Asia respectively, offset by a reduction of 4% in Europe due to a slowdown in the rigid polyurethanes market. The 9% increase in overall average selling prices for MDI resulted from the effect of the stronger euro versus the U.S. dollar and our continued efforts to increase sales prices as raw material costs have increased. Polyol sales revenue increased by 14% as sales volume increased by 5% and average selling prices increased by 9%. PO/MTBE revenues increased by 14% for the three months ended September 30, 2003 as compared to the same period in 2002. PO volumes decreased slightly while MTBE volumes were higher by 12%. MTBE pricing increased by 13% in response to higher feedstock costs and a strong late driving season in the U.S. that created significant demand for MTBE in the third quarter 2003.

        For the three months ended September 30, 2003, Polyurethanes segment EBITDA decreased by $13.5 million to $80.4 million from $93.9 million for the same period in 2002. Lower EBITDA resulted mainly from increased raw material and energy costs of $62.5 million. In addition, we recorded $3.7 million in restructuring charges in connection with cost reduction efforts at our Rozenburg, Netherlands site. We also had an $11.1 million increase in fixed production costs, $3.5 million of which resulted from the strengthening of the euro against the U.S. dollar, $1.8 million of which resulted from increased pension costs and $5.2 million of which resulted from an increase in fixed cost absorption. These decreases were partly offset by increased average selling prices of $62.7 million.

Performance Products

        For the three months ended September 30, 2003, Performance Products revenues increased by $21.6 million, or 15%, to $164.9 million from $143.3 million for the same period in 2002. Surfactants average selling prices increased by 5% over the same period in 2002 primarily due to a stronger euro versus the U.S. dollar; however, average selling prices in local currencies fell by 8% due mainly to product mix and more intense competition. Surfactants sales volumes fell by 7%, primarily due to softer European demand and decreased export business as a result of the stronger euro. Ethyleneamines revenues increased 50% compared with the same period in 2002. Ethyleneamines average selling prices increased by 6% as prices were increased to offset higher raw material prices. Sales volumes of ethyleneamines increased 34% from the comparable period of 2002 largely due to higher export sales.

        For the three months ended September 30, 2003, Performance Products segment EBITDA increased by $1.1 million from $3.5 million for the three months ended September 30, 2002 to $4.6 million. Raw material costs increased by 12% but were largely recovered through increased selling prices. After allowing for adverse currency movements, manufacturing costs and SG&A fell due to the impact of cost reduction initiatives. Other costs were essentially unchanged over the same period in 2002.

Pigments

        For the three months ended September 30, 2003, Pigments revenues increased by $18.5 million, or 8%, to $251.0 million from $232.5 million in 2002. Sales volumes decreased by 1% and average selling prices increased by 9%, of which 7% was due to favorable foreign currency movements. Average selling prices in local currencies increased by 1%, 6% and 3% in Europe, Asia and North America, respectively, due to price increases implemented since September 2002 in response to favorable industry supply-demand conditions that existed in the periods leading up to second quarter 2003.

        For the three months ended September 30, 2003, Pigments segment EBITDA increased by $6.5 million to $27.6 million from $21.1 million for the same period in 2002. Increased segment EBITDA is mainly due to a $20.9 million increase in average selling prices, which was partially offset by a $13.1 million increase in manufacturing costs. Manufacturing costs increased primarily due to $13.2 million of unfavorable foreign currency movements and $2.8 million in higher pension and insurance charges, offset by savings from improvement initiatives. SG&A costs increased by $1.3 million, primarily due to increased pension costs of $0.8 million and unfavorable foreign currency movements of $1.2 million, offset by savings from improvement initiatives.

Base Chemicals

        For the three months ended September 30, 2003, Base Chemicals revenues decreased by $0.6 million to $303.0 million from $303.6 million for the same period in 2002. Sales volumes of ethylene increased by 7%. Sales volumes of propylene, benzene, paraxylene and cyclohexane were lower by 3%, 9%, 11% and 5%, respectively. Unit sales prices were generally lower, with the exception of paraxylene which increased by 24%. Average sales prices of ethylene, propylene and benzene were lower by 1%, 2% and 10%, respectively. Unit sales prices of cyclohexane were unchanged.

        For the three months ended September 30, 2003, Base Chemicals segment EBITDA decreased by $19.8 million to $1.0 million from $20.8 for the same period in 2002. Underlying margins were weaker for the three months ended September 30, 2003 than in the third quarter of 2002 in both the aromatics and olefins sectors. The price of the main feedstock, naphtha, increased by 8% in the third quarter 2003 compared with the same period in 2002. For the 2003 period, indirect manufacturing costs were higher by $10.2 million, primarily due to $2.0 million in increased pension costs, $2.0 million in increased maintenance costs, a currency impact of $1.6 million and the movement of $2.0 million of insurance and technical support costs from SG&A to indirect costs. SG&A and other costs were lower by $5.0 million, primarily due to the movement of $2.0 million of insurance and technical support costs to manufacturing costs and currency translation gains of $2.0 million.

Unallocated and Other

        Unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable and unallocated foreign exchange gains and losses. For the three months ended September 30, 2003, segment EBITDA from unallocated and other items was lower by $1.1 million, at a loss of $9.4 million as compared to a loss of $8.3 million in the same period in 2002. Unallocated foreign exchange gains increased by $4.6 million, with $8.6 million in gains in the third quarter 2003 as compared to $4.1 million in the third quarter 2002. These unallocated foreign exchange gains and losses primarily result from movements in the foreign exchange rates used to translate intercompany balances to the functional currency at the end of the period.

        Loss on sale of accounts receivable increased by $1.7 million and corporate overhead costs increased by $4.3 million. Increased loss on sale of accounts receivable is primarily due to the impact of foreign currency movements on currency hedges required under our securitization program, and due to an increase in the size of our securitization program effective October 2002. Corporate overhead costs increased due to a $1.7 million increase in the management fee charged by Huntsman LLC and a $2.6 million increase in other overhead costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        For the nine months ended September 30, 2003, we had a net loss of $181.4 million on revenues of $3,880.8 million, compared to net loss of $37.4 million on revenues of $3,368.1 million for the same period in 2002. The increase of $144.9 million in net loss was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2003 increased by $512.7 million, or 15%, to $3,880.8 million from $3,368.1 million during the same period in 2002. Revenues increased in our Polyurethanes, Performance Products, Pigments and Base Chemicals segments by $161.1 million, $63.7 million, $83.3 million and $241.6 million, respectively. Increased revenue resulted primarily from increased selling prices and the effects of the stronger euro and GBP Sterling versus the U.S. dollar. Selling prices increased primarily in response to increased underlying raw material prices.

  •
  Gross profit for the nine months ended September 30, 2003 decreased by $21.7 million to $436.3 million from $458.0 million in the same period in 2002.    The decrease in gross profit

    was mainly the result of higher overall raw material prices during the 2003 period as compared to the 2002 period. Increased raw material prices were only partially offset by increased average selling prices.

  •
  SG&A and other operating expenses for the nine months ended September 30, 2003 increased by $24.7 million to $296.8 million from $272.1 million in the same period in 2002. This increase was primarily the result of unfavorable foreign currency changes on SG&A and increased spending in our Performance Products segment. Expenses also increased due to a $2.8 million asset write off in the first quarter 2003, $2.4 million in increased pension expenses and a $1.7 million increase the management fee from Huntsman LLC. These increases were partially offset by $6.0 million in cost savings resulting from our cost reduction efforts and a $3.0 million gain on the sale of precious metals used in our Base Chemicals manufacturing processes.

  •
  During the nine months ended September 30, 2003, we recorded a restructuring and plant closing charge of $43.4 million. Our Polyurethanes segment recorded restructuring charges of $17.1 million, $1.4 million and $3.7 million, in the first, second and third quarters of 2003, respectively, in connection with the integration of our global flexible products division into our urethane specialties division and various cost initiatives at our Rozenburg, Netherlands manufacturing site. Our Performance Products segment recorded a restructuring charge of $20.1 million in the second quarter 2003 relating to the closure of certain production units at our Whitehaven, UK facility. Our Pigments segment recorded a restructuring charge of $1.1 million relating to our Malaysian operations in the third quarter 2003. These charges are part of an overall corporate cost reduction program that is expected to be implemented and recorded from 2003 to 2005.

  •
  Net interest expense for the nine months ended September 30, 2003 increased by $19.5 million to $266.3 million from $246.8 million for the same period in 2002. The increase was primarily due to additional debt in the nine months ended September 30, 2003, a portion of which represents additional fixed rate senior notes issued in March 2002 and April 2003, partially offset by lower average interest rates under the HI Credit Facilities. Increased interest expense was partially offset by the $3.3 million positive impact of adjusting interest rate instruments to fair value in accordance with SFAS No. 133.

  •
  Loss on sale of accounts receivable increased $19.7 million to $24.0 million for the nine months ended September 30, 2003 as compared to $4.3 million for the same period in 2002. This increase is mainly attributable to movements in foreign currencies in addition to an increase in the securitization program size effective October 2002.

  •
  Income tax benefit decreased by $17.2 million to a $14.0 million benefit for the nine months ended September 30, 2003 as compared to a $31.2 million benefit for the same period in 2002. Our tax obligations are affected by the tax regimes of the jurisdictions in which we operate. Decreased tax benefits were due primarily to a change in the mix of income (loss) earned in these various jurisdictions.

        The following table sets forth the revenues and EBITDA for each of our operating segments.

	Nine Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2002
Revenues
Polyurethanes	$1,718.1	$1,557.0
Performance Products	490.5	426.8
Pigments	752.5	669.2
Base Chemicals	1,032.9	791.3
Eliminations	(113.2)	(76.2)

Total	$3,880.8	$3,368.1

Segment EBITDA
Polyurethanes	$168.6	$292.1
Performance Products	(14.6)	22.8
Pigments	87.4	45.2
Base Chemicals	64.8	5.6
Unallocated and other	(29.9)	(2.4)

Total	$276.3	$363.3

Polyurethanes

        For the nine months ended September 30, 2003, Polyurethanes revenues increased by $161.7 million, or 10%, to $1,718.7 million from $1,557.0 million for the same period in 2002. MDI sales revenue increased by 8%, as 11% higher average selling prices were partially offset by a 3% decrease in sales volumes. The reduction in sales volumes was largely the result of a reduction in spot sales to co-producers in the 2003 period. MDI sales volumes, excluding spot sales, rose by 2% overall with increases of 5% and 4% in the Americas and Asia, respectively, offset by a 2% reduction in Europe due to a slowdown in the rigid polyurethanes market. MDI overall average selling prices increased by 11% as a result of the stronger euro versus the U.S. dollar and our continued efforts to increase sales prices as raw material costs have increased. Polyol sales revenues increased by 13% as sales volumes increased by 2%, in line with underlying MDI volumes, and average selling prices increased by 11%. PO revenue decreased by 6%, primarily due to the conversion of certain sales to a tolling arrangement which affected revenues but only had a minimal impact on gross margin. MTBE sales revenue increased by 21% due to a 6% increase in volumes and a 15% increase in selling prices due to stronger crude oil and gasoline markets.

        For the nine months ended September 30, 2003, Polyurethanes segment EBITDA decreased by $123.5 million to $168.6 million from $292.1 million for the same period in 2002. Lower EBITDA resulted mainly from a $250.0 million increase in raw material and energy costs, partly offset by a $182.0 million improvement in average selling prices. Increased raw material and energy costs resulted from higher feedstock prices. We also recorded $22.3 million in restructuring charges in connection with the integration of our flexible products division into our global urethane specialties division and cost reduction efforts at our Rozenburg, Netherlands site. Fixed production costs increased $24.0 million, primarily due to the $14 million impact of the strengthening of the euro against the U.S. dollar, increased pension costs of $6.0 million, and a $1.3 million increase in fixed cost absorption. SG&A costs also increased $6.0 million due to a $12.4 million adverse foreign exchange impact, partly offset by $6.0 million in cost savings.

Performance Products

        For the nine months ended September 30, 2003, Performance Products revenues increased by $63.7 million, or 15%, to $490.5 million from $426.8 million for the same period in 2002. Revenues increased primarily as the result of increased average selling prices. Surfactants average selling prices increased by 13% as compared with the same period in 2002; however, average selling prices in local currency fell by 6% due mainly to product mix and more intense competition. Surfactants sales volumes fell by 5% primarily due to weaker European demand and reduced export business as a result of a stronger euro. Ethyleneamines revenue increased 31% over the same period in 2002, as average selling prices increased by 8% in response to higher raw material prices and sales volumes increased 10% from the comparable period of 2002 due to higher export sales.

        For the nine months ended September 30, 2003, Performance Products segment EBITDA decreased by $37.4 million from income of $22.8 million for the nine months ended September 30, 2002 to a loss of $14.6 million in the 2003 period. Raw material costs increased by 22% over the same period last year, but were largely recovered through an increase in average selling prices. Our surfactants business recorded a $20.1 million restructuring charge in the second quarter of 2003. In June 2003, we announced the closure of certain production units at our Whitehaven, UK facility as part of a continuing review of our European operations. The charge consists of $8.7 million of severance costs and $11.4 million of asset write-downs. Manufacturing and SG&A costs rose by $15.7 million over the same period in 2002. Of this increase, $14.0 million arose from the translation effect of the stronger euro versus the U.S. dollar. Manufacturing costs in our ethylenamines business increased by $3.3 million due to the costs of operating additional production units and an overhaul at our Freeport, Texas facility taken in June 2003. Other manufacturing and SG&A costs fell by $1.6 million due to ongoing cost reduction initiatives.

Pigments

        For the nine months ended September 30, 2003, Pigments revenues increased by $83.3 million, or 12%, to $752.5 million from $669.2 million in 2002. Sales volume decreased by 2% and average selling prices increased by 15%, of which 9% was due to favorable currency movements. Sales volumes in Europe and North America decreased by 2% and 5%, respectively, compared to the same period in 2002 and sales volumes in Asia increased by 2% compared to the same period in 2002. Underlying average selling prices increased by 6%, 7% and 4% in Europe, Asia and North America, respectively, due to price increases implemented during the period in response to favorable industry supply-demand conditions that existed in the periods leading up to second quarter 2003.

        For the nine months ended September 30, 2003, Pigments segment EBITDA increased by $42.2 million, to $87.4 million from $45.2 million for the same period in 2002. Increased segment EBITDA is due primarily to a $98.4 million increase in average selling prices, partially offset by $6.2 million of lower sales volumes and $44.3 million of increased manufacturing costs. Manufacturing costs increased mainly due to a $36.6 million unfavorable impact of foreign currency movements and an $8.4 million increase in pension and insurance charges, offset by savings from improvement initiatives. SG&A costs increased by $5.7 million, primarily due to $2.4 million of increased pension costs and $3.3 million of unfavorable foreign currency movements.

Base Chemicals

        For the nine months ended September 30, 2003, Base Chemicals revenues increased by $241.6 million, or 30%, to $1,032.9 million from $791.3 million for the same period in 2002. Increased revenues were mainly due to increased average selling prices of ethylene, propylene, benzene, paraxylene and cyclohexane. Average selling prices were higher largely due to higher underlying feedstock prices, particularly in the earlier part of 2003. Sales volumes of ethylene, propylene and cyclohexane were higher by 6%, 16% and 12%, respectively. Sales volumes of benzene and paraxylene were lower by 20% and 7%, respectively. The reduction in benzene sales volumes was due to increased internal consumption to produce cyclohexane. Sales prices of ethylene, propylene, benzene, paraxylene and cyclohexane increased by 24%, 37%, 44%, 38% and 39%, respectively.

        For the nine months ended September 30, 2003, Base Chemicals EBITDA increased by $59.2 million to $64.8 million from $5.6 million for the same period in 2002. Overall underlying margins were stronger for the nine months ended September 30, 2003 than in the first nine months of 2002 in both the aromatics and olefins sectors. Higher margins in the 2003 period resulted from stronger margins in the first six months of 2003, partially offset by the impact of lower comparative margins in the third quarter 2003. The negative impact of $9.0 million in costs associated with the purchasing of product to cover our scheduled olefins manufacturing facility turnaround in the second quarter of 2002 was also a contributing factor to the higher 2003 margins. The price of the main feedstock, naphtha, increased by 25% in the first nine months of 2003 compared with the same period in 2002; however, this increase was more than covered by increased product prices. For the 2003 period, indirect costs were higher by $26.6 million, primarily due to a currency impact of $11.0 million and the movement of $6.0 million of insurance and technical support costs from SG&A to indirect costs. SG&A and other costs were lower by $13.0 million, primarily due to the movement of $6.0 million of insurance and technical support costs to manufacturing costs, currency translation gains of $4.0 million and the $3.0 million sale of precious metals used in the manufacturing process.

Unallocated and Other

        Unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable and unallocated foreign exchange gains and losses. For the nine months ended September 30, 2003, segment EBITDA from unallocated and other items decreased by $27.5 million to a loss of $29.9 million from a loss of $2.4 million for the same period in 2002. Unallocated foreign exchange gains were $3.7 million lower, with a gain of $25.3 million in the nine months ended September 30, 2003 as compared to a gain of $29.0 million in the nine months ended September 30, 2002. These unallocated foreign exchange gains and losses primarily resulted from movements in the foreign exchange rates used to translate intercompany balances to the functional currency at the end of the period.

        Loss on sale of accounts receivable increased by $19.7 million with a loss of $24.0 million in the nine months ended September 30, 2003 as compared to a loss of $4.3 million in the same period of 2002. Increased loss on sale of accounts receivable is primarily due to the impact of foreign currency movements on currency hedges required under our securitization program, and due to an increase in the size of our securitization program effective October 2002. Other overhead costs were lower for the nine months ended September 30, 2003, with the exception of the management fee from Huntsman LLC, which increased by $1.7 million, and a $2.8 million asset write down.

Liquidity and Capital Resources

Cash

        Net cash used in operating activities for the nine months ended September 30, 2003 was $67.2 million, as compared to $61.2 million provided from operating activities for the same period in 2002. The variance is primarily attributable to reduced operating income as explained above in addition to a larger investment in net working capital in the 2003 period.

        Net cash used in investing activities for the nine months ended September 30, 2003 was $95.8 million as compared to $139.8 million for the same period in 2002. The decrease in cash used in the 2003 period was largely attributable to increased spending in the nine months ended September 30, 2002 in connection with the ICON modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project within our Pigments segment, both of which were completed in 2002.

        Net cash provided by financing activities for the nine months ended September 30, 2003 was $162.5 million, as compared to $61.3 million for the same period in 2002. The increase in cash provided by financing activities is mainly a result of increased net revolver borrowings to fund operating cash needs as explained above.

Debt and Liquidity

        As of September 30, 2003, we had $199.0 million of outstanding borrowings and approximately $6.5 million of outstanding letters of credit under HI's $400.0 million revolving credit facility which matures in June 2005, and we had $81.1 million in cash balances on the balance sheet. We also maintain $25 million of short-term overdraft facilities, of which approximately $21 million was available at September 30, 2003. As part of a refinancing that was completed on October 22, 2003 as described below, approximately $53 million was repaid against HI's revolving credit facility. Total liquidity of as of September 30, 2003 was approximately $297 million, or approximately $350 million pro forma after giving effect to the October 22, 2003 refinancing.

        As of September 30, 2003, we had outstanding variable rate borrowings of approximately $1.4 billion and the weighted average interest rate of these borrowings was approximately 5.3%. These rates do not consider the effects of interest rate hedging activities. Interest rates under the HI Credit Facilities vary based on a pricing grid for eurocurrency loans from 1.50% to 4.50% per annum and for base rate loans from 0.25% to 3.25% per annum, depending on the loan facility and whether specified conditions have been satisfied. HI anticipates that the interest rates applicable to its term B and term C loans will increase by 0.25% effective November 15, 2003.

        We depend upon HI's revolving credit facility to provide liquidity for our operations and working capital needs. On October 17, 2003, HI amended the HI Credit Facilities. The amendment provides, among other things, for changes to certain financial covenants, including the leverage and interest coverage ratios, the annual amount of permitted capital expenditures, and the consolidated net worth covenant. These changes to the financial covenants apply to the quarterly period ended September 30, 2003 and will continue through the quarterly period ended December 31, 2004. The amendment also allows for the issuance of $205 million of additional term B and term C loans, which was accomplished on October 22, 2003, the net proceeds of which have been applied to pay down HI's revolving loan facility by approximately $53 million, and the remainder of the net proceeds have been applied to repay, in full, the term A loan. The amendment also allows HI to issue additional senior unsecured notes up to a maximum of $800 million.

        As a result of the recent refinancing of HI's term loan A, we do not have scheduled term debt maturities under the HI Credit Facilities until the second quarter 2005. In each of 2005 and 2006, scheduled term debt maturities under the HI Credit Facilities are approximately $12 million per annum. HI's $400 million revolving credit facility matures in June of 2005. We anticipate addressing the maturity of this facility within the next 12 months.

        We also depend upon our accounts receivable securitization program to meet a significant portion of our ongoing liquidity needs. The securitization program consists of an annually committed $125 million commercial paper facility which was renewed in October 2003 and a medium term note facility. As of September 30, 2003, the program had outstanding approximately $188 million in medium term notes and $110 million in commercial paper. If at future renewal dates, the commercial paper facility provider determined that it was unwilling to renew the $125 million commercial paper facility, in whole or in part, such determination could have a negative impact on our liquidity. Over a calendar year, we expect to obtain liquidity resources of between $270 million and $310 million from the receivables program. If at any time we are unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, we could be required to inject cash into the program as collateral. Depending on the circumstances and timing, the requirement to provide cash collateral to the program could have a negative effect on our liquidity.

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

Contractual Obligations and Commercial Commitments

        We have various purchase commitments extending through 2017 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2003. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shut down of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2002 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. These contracts approximate $35 million annually through 2017 and are included in the table below. We believe that all of our purchase obligations will be utilized in our normal operations. Our obligations under long-term debt, lease agreements, and other contractual commitments as of December 31, 2002 are summarized below (dollars in millions):

	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$42.1	$301.5	$526.6	$1,889.9	$2,760.1
Capital lease obligations	1.8	3.3	3.4	5.2	13.7
Operating leases	16.8	21.2	11.4	51.0	100.4
Purchase commitments	602.0	858.2	104.7	228.9	1,793.8

Total	$662.7	$1,184.2	$646.1	$2,175.0	$4,668.0

Restructuring and Plant Closing Charges

        As of December 31, 2002, we had a $7.1 million reserve for restructuring and plant closing costs related to the closure of our Shepton Mallet, U.K. Polyurethanes manufacturing facility recorded in accrued liabilities. The entire amount was related to workforce reductions. We made cash payments related to this restructuring of $3.1 million, $0.3 million and $1.0 million in the first, second and third quarters of 2003, respectively. The unpaid reserve remains in accrued liabilities.

        On March 11, 2003, our Polyurethanes segment announced that it would integrate its global flexible products division into its urethane specialties division, and recorded a restructuring charge of $17.1 million in the first quarter of 2003 for workforce reductions. In June 2003, the Polyurethanes segment announced further restructuring at its Rozenburg, Netherlands site. The charge for this restructuring is estimated to total approximately $10.4 million and will be recorded through December 2005. During the second and third quarters of 2003 respectively, charges of $1.4 million and $3.7 million were taken for workforce reductions relating to this restructuring. We made cash payments of $0.8 million, $5.6 million and $4.5 million in the first, second and third quarters of 2003, respectively, related to these restructuring activities. The unpaid reserve remains in accrued liabilities.

        In June 2003, we announced that our Performance Products segment would close a number of plants at our Whitehaven, UK facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. These charges are part of an overall cost reduction program for this segment that is expected to be implemented and recorded from 2003 to 2005. We made cash payments of $1.6 million and $0.3 million in the second and third quarters of 2003, respectively. The unpaid reserve remains in accrued liabilities.

        In August 2003, we announced restructuring activities related to workforce reductions in the Malaysian operations of our Pigments segment and recorded a charge of $1.1 million. The total of the charges for this restructuring is estimated to be approximately $2.3 million and will be recorded through June 2005. These charges are part of an overall cost reduction program for this segment that is expected to be implemented and recorded from 2003 to 2005. During the third quarter 2003, we made cash payments of $0.5 million related to this restructuring. The unpaid reserve remains in accrued liabilities.

        As of September 30, 2003, accrued restructuring and plant closing costs consist of the following (dollars in millions):

	Accrued Liabilities as of December 31, 2002	Total Charge	Non-cash Charge	Cash Payments	Accrued Liabilities as of September 30, 2003
Property, plant and equipment	$—	$11.4	$(11.4)	$—	$—
Workforce reductions	7.1	32.0	—	(17.7)	21.4

Total	$7.1	$43.4	$(11.4)	$(17.7)	$21.4

Off-Balance Sheet Arrangements

        We maintain a securitization program arranged by JP Morgan which commenced on December 21, 2000, under which certain trade receivables are transferred to a qualified special-purpose off-balance-sheet entity through December 2005. This entity is not an affiliate of our Company. The acquisitions of these receivables by the entity are financed through the issuance of commercial paper and/or medium term notes ("MTNs"). The securitization program is an important source of liquidity to our Company. See "—Liquidity and Capital Resources—Debt and Liquidity" above.

        A portion of the MTNs is denominated in euros and is subject to fluctuation in currency rates against the U.S. dollar. The total outstanding balance of MTNs is approximately $188 million as of September 30, 2003. In addition to MTNs, the special purpose vehicle also maintains an annual commitment to issue commercial paper of up to $125 million. As of September 30, 2003, the total outstanding balance of commercial paper was approximately $110 million. Subject to the annual seasonality of our accounts receivable, we estimate that the total net proceeds from the facility may range between $270 million to $310 million at certain periods during a calendar year. As of September 30, 2003, the special-purpose entity had total assets (consisting of cash and accounts receivable) of approximately $422 million, and $188 million of MTNs and $110 million of commercial paper outstanding. The weighted average interest rates on the MTNs and commercial paper was approximately 2.1% as of September 30, 2003.

        During the nine months ended September 30, 2003, we sold approximately $3,085 million in receivables and received $3,144 in proceeds. We recorded $24.0 million as a loss on receivables for the nine months ended September 30, 2003. A substantial portion of the loss resulted from losses in foreign exchange on foreign receivables as well as from foreign exchange contracts associated with the program. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. In addition to foreign exchange gains and losses on foreign receivables sold into the program, the periodic gains and losses associated with such contracts are also recorded by our Company as part of the gain or loss on sale of receivables.

        The HI Credit Facilities require a mandatory prepayment to the extent that proceeds from the securitization facility exceed $310 million. To date, proceeds from the securitization program have not exceeded this limit.

Investing Activities

        Capital expenditures for the nine months ended September 30, 2003 were $95.7 million, a decrease of approximately $39.0 million as compared to $134.7 million for the same period in 2002. The decrease was largely attributable to expenditures in connection with the ICON 2 modernization and expansion of our titanium dioxide manufacturing facility at Greatham, U.K. and the SAP project in our Pigments segment, both of which were completed in 2002. We expect to spend between approximately $150 million and $170 million during 2003 on capital projects and investments, including our investments in our Chinese MDI joint ventures. During 2003, we have made our initial contributions of approximately $12 million in our Chinese MDI joint venture and expect to contribute up to a total of approximately $75 million over the next several years.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the nine months ended September 30, 2003 and 2002, we invested $2.2 million and $2.4 million, respectively, in Rubicon. During the nine months ended September 30, 2003 and 2002, we received $2.1 million and $6.3 million, respectively, from Louisiana Pigment.

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

  Environmental Accruals

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

        A total of $20.8 million has been accrued related to environmental matters as of September 30, 2003. Estimates of ultimate future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the determination of our liability in proportion to other parties, the extent to which such costs are recoverable from insurance, and the extent to which environmental laws and regulations may change in the future. However, it is not anticipated that any future costs, in excess of those that have been accrued by our Company, will be material to our results of operations or financial position as a result of compliance with current environmental laws and regulations

  Potential Liabilities

        Given the nature of our business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows. We are aware of the following matters:

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

        Our subsidiary, Tioxide Europe S.L. ("Tioxide"), is in the process of voluntarily removing filter salts from a property previously operated by Almagrera in Spain. Almagrera supplied sulphuric acid to Tioxide. Under an agreement with Almagrera, Tioxide had for some time supplied filter salts to Almagrera to be used in the manufacture of sulphuric acid. When Almagrera filed for bankruptcy and closed its plant by the end of 2001, a large pile of stored filter salts was found on its premises, far from its normal warehouse. Tioxide estimates the cost of removal and disposal of the filter salts will total $2.0 million. As of September 30, 2003, Tioxide had spent $1.0 million. Another $0.4 million will likely be spent during the balance of 2003 and the rest ($0.6 million) is likely to be spent in 2004. We do not believe expenditures in connection with this matter will be material.

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

        By letter dated March 6, 2003, our subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to the Texas Clean Air Act requirements were cited. The TCEQ has proposed a penalty of $43,000. We have taken issue with most of the allegations of non-compliance, and the TCEQ has agreed to drop some of them. It is yet unclear what level of penalty, if any, will be imposed.

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water, waste) environmental permitting program for individual facilities. The UK has been the first EU member government to request IPPC permit applications from us. In the UK, we have submitted several applications and, very recently, negotiated and received our first IPPC permit. Based upon the terms of that permit, we do not anticipate that we will have to make material capital expenditures to comply. Other IPPC permits are under review by the UK Environment Agency. We are not yet in a position to know with certainty what the other UK IPPC permits will require, and it is possible that the costs of compliance could be material; however, we believe, based upon our experience to date, that the costs of compliance with IPPC permitting in the UK will not be material to our financial condition or results of operations.

        With respect to our facilities in other EU jurisdictions, IPPC implementing legislation is not yet in effect, or we have not yet been required to seek IPPC permits. Accordingly, while we expect to incur additional future costs for capital improvements and general compliance under IPPC requirements in these jurisdictions, at the present time we are unable to determine whether or not these costs will be material. Accordingly, we cannot provide assurance that material capital expenditures and compliance costs will not be required in connection with IPPC requirements.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or to restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act); to date, these challenges have not been successful. We are unable to predict what the short- and long-term effects of these matters will be.

        Bills have been in both houses of the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become federal law in the future is unknown at this time.

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

  REACH Developments

        In September 2003, the European Commission released a proposed regulation concerning the registration, evaluation, authorization and restrictions of chemicals, also known as REACH. The REACH initiative, as proposed, would require risk assessment and registration of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This authorization could impose risk control strategies that would require capital expenditures by our Company. As proposed, REACH would take effect in stages over the next decade. The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated. Nevertheless, it is possible that REACH, if implemented, would be costly to us.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit or disposal costs were accrued upon management's commitment to an exit or disposal plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our consolidated financial statements.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. FIN No. 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. In October 2003, the FASB issued FASB Staff position No. 46-6, which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated earnings, financial position, or cash flows.

        In May 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with this guidance applied prospectively. This statement had no impact on our results of operations or financial position at September 30, 2003 and we do not expect this statement to have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial statements upon adoption.

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30, 2003	December 31, 2002	Difference
Current assets:
Cash and cash equivalents	$81.1	$75.4	$5.7
Accounts and notes receivable	518.5	467.9	50.6
Inventories	609.8	561.3	48.5
Prepaid expenses	35.6	22.0	13.6
Deferred income taxes	31.2	31.2	—
Other current assets	72.7	75.4	(2.7)

Total current assets	1,348.9	1,233.2	115.7

Current liabilities:
Accounts payable	308.1	314.8	(6.7)
Accrued liabilities	503.4	523.8	(20.4)
Current portion of long-term debt	1.2	43.9	(42.7)
Other current liabilities	19.7	29.6	(9.9)

Total current liabilities	832.4	912.1	(79.7)

Working capital	$516.5	$321.1	$195.4

        As of September 30, 2003, our working capital increased by $195.4 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $5.7 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements.

  •
  The increase in accounts receivable of $50.6 million is due primarily to higher average selling prices, resulting partly from increased underlying feedstock and raw material prices and a stronger euro versus the U.S. dollar.

  •
  The increase in inventories of $48.5 million is mainly due to an increase in feedstock and raw material prices and foreign currency movements.

  •
  The decrease in accrued liabilities of $20.4 million results from the timing of cash payments for various accruals, of which significant fluctuations include decreases in raw materials ($31.5 million), interest ($22.9 million), and payable to affiliate ($15.4 million), offset by increases in restructuring costs due to new charges in 2003 ($14.3 million), payroll related costs ($12.1 million), environmental reserves ($7.3 million) and certain additional smaller fluctuations.

  •
  The decrease in current portion of long-term debt of $42.7 million is due to the prepayment of scheduled debt payments on the term portion of the HI Credit Facilities with the proceeds of the 2003 Senior Notes issued on April 11, 2003.

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

  •
  Significant price volatility of raw materials or disruptions in the availability of raw materials may result in increased costs that we may not be able to pass on to our customers.

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

  •
  Pending or future litigation or legislative initiatives related to MTBE may subject us to products or environmental liability or may materially adversely affect our sales or costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros, U.S. dollars or GBP Sterling. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are set on a quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally first netted with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2003, we had no outstanding forward foreign exchange contracts. When we hedge, our predominant strategy is to sell forward our surplus non-dollar receivables for U.S. dollars.

        Under the terms of the HI Credit Facilities, we are required to hedge a significant portion of our floating rate debt. As of September 30, 2003, we had entered into approximately $358 million notional amount of interest rate swap, cap and collar transactions, which have remaining terms ranging from approximately one to fifteen months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate us to pay fixed amounts ranging from approximately 5.84% to approximately 6.91%. The U.S. dollar collar transactions carry floors ranging from 5.0% to 6.25% and caps ranging from 6.75% to 7.25%. We have also entered into a euro-denominated swap transaction that obligates us to pay a fixed rate of approximately 4.32%. We do not hedge our interest rate exposure in a manner that would entirely eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $14 million. This increase would be reduced by approximately $3.6 million, on an annualized basis, as a result of the effects of the interest rate swap, cap and collar transactions described above.

        In order to reduce our overall raw material costs, we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2003, we had forward purchase contracts for 12,000 tonnes of naphtha and 59,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per ton of naphtha, the change would result in losses and gains of approximately $1.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

  4.1
  Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.14 to our registration statement on Form S-4 (File No. 333-106482))

  10.1
  Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))

  31.1
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  32.1
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports Submitted on Form 8-K:

    We filed current reports on Form 8-K and Form 8-K/A on the following dates, respectively:

      November 10, 2003, with respect to Item 12; and

      November 12, 2003, with respect to Item 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN INTERNATIONAL HOLDINGS LLC
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 14, 2003

Exhibit Index

  4.1
  Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.14 to our registration statement on Form S-4 (File No. 333-106482))

  10.1
  Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to our registration statement on Form S-4 (File No. 333-106482))

  31.1
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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