Form 10-Q
period 2004-09-30
HUNTSMAN INTERNATIONAL HOLDINGS LLC
filed 2004-11-17
CIK 1092825

Use these links to rapidly review the document
HUNTSMAN INTERNATIONAL HOLDINGS LLC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        On November 15, 2004, 1,000 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by affiliates.

HUNTSMAN INTERNATIONAL HOLDINGS LLC

FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$147.7	$97.8
Trade receivables (net of allowance for doubtful accounts of $10.0 and $13.4, respectively)	691.1	538.5
Accounts receivable—affiliates	21.4	25.9
Inventories	648.8	596.9
Prepaid expenses	26.0	23.6
Deferred income taxes	—	3.0
Other current assets	41.1	83.6

Total current assets	1,576.1	1,369.3
Property, plant and equipment, net	3,043.7	3,256.2
Investment in unconsolidated affiliates	146.0	138.7
Intangible assets, net	221.6	247.0
Other noncurrent assets	444.0	445.7

Total assets	$5,431.4	$5,456.9

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Trade payables (including overdraft facilities of nil and $7.5, respectively)	$484.8	$483.6
Accounts payable—affiliates	92.6	77.7
Accrued liabilities	355.8	389.5
Current portion of long-term debt	23.1	1.8

Total current liabilities	956.3	952.6
Long-term debt	3,477.0	3,359.9
Long-term debt—affiliates	400.5	358.3
Deferred income taxes	169.3	234.8
Other noncurrent liabilities	232.4	224.5

Total liabilities	5,235.5	5,130.1

Minority interests	6.1	3.6

Commitments and contingencies (Notes 15 and 17)
Member's equity:
Member's equity, 1,000 units	565.5	565.5
Accumulated deficit	(445.9)	(314.3)
Accumulated other comprehensive income	70.2	72.0

Total member's equity	189.8	323.2

Total liabilities and member's equity	$5,431.4	$5,456.9

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2003
		As Restated, see Note 19		As Restated, see Note 19
Revenues:
Trade sales	$1,602.2	$1,245.1	$4,601.1	$3,779.4
Related party sales	38.2	19.9	142.1	69.4
Tolling fees	11.2	10.7	30.2	32.0

Total revenues	1,651.6	1,275.7	4,773.4	3,880.8
Cost of goods sold	1,424.9	1,136.3	4,167.2	3,445.6

Gross profit	226.7	139.4	606.2	435.2
Expenses:
Selling, general and administrative	82.1	90.5	267.9	276.0
Research and development	9.8	12.6	30.8	37.2
Other operating expense (income)	11.8	(0.9)	31.4	(41.3)
Restructuring and plant closing costs	37.9	4.8	171.5	43.4

Total expenses	141.6	107.0	501.6	315.3

Operating income	85.1	32.4	104.6	119.9
Interest expense, net	(90.7)	(88.0)	(279.3)	(265.9)
Loss on accounts receivable securitization program	(3.7)	(3.4)	(10.2)	(23.9)
Other income (expense)	—	1.1	(0.2)	(1.2)

Loss before income taxes	(9.3)	(57.9)	(185.1)	(171.1)
Income tax benefit	61.8	5.3	53.5	14.0

Net income (loss)	52.5	(52.6)	(131.6)	(157.1)
Other comprehensive income (loss)	11.9	18.6	(1.8)	94.3

Comprehensive income (loss)	$64.4	$(34.0)	$(133.4)	$(62.8)

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (UNAUDITED)

(Dollars in Millions)

	Members' Equity
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Units	Amount			Total
Balance, January 1, 2004	1,000	$565.5	$(314.3)	$72.0	$323.2
Net loss	—	—	(131.6)	—	(131.6)
Other comprehensive loss	—	—	—	(1.8)	(1.8)

Balance, September 30, 2004	1,000	$565.5	$(445.9)	$70.2	$189.8

See accompanying notes to unaudited consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
		As Restated see, Note 19
Cash flows from operating activities:
Net loss	$(131.6)	$(157.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	234.7	205.4
Provision on loss for accounts receivable	2.5	3.1
Noncash restructuring, plant closing and asset impairment charges	89.1	11.4
Wrie-off plant and equipment	—	3.0
Noncash interest expense	100.2	88.7
Deferred income taxes	(71.1)	(22.6)
Unrealized gain on foreign currency transactions	(20.5)	(40.5)
Changes in operating assets and liabilities:
Accounts receivable	(79.0)	(33.7)
Change in receivables sold, net	(64.9)	19.9
Inventories	(54.9)	(4.5)
Prepaid expenses	(2.5)	(12.5)
Other current assets	46.1	(16.4)
Other noncurrent assets	(3.1)	(1.2)
Accounts payable	31.6	(46.6)
Accrued liabilities	(21.6)	(47.0)
Other noncurrent liabilities	4.0	(7.5)

Net cash provided by (used in) operating activities	59.0	(58.1)

Investing activities:
Capital expenditures	(91.6)	(95.7)
Investment in unconsolidated affiliate	(11.8)	(6.1)
Net cash received from unconsolidated affiliates	9.1	2.1
Advances to unconsolidated affiliates	(1.8)	(2.2)

Net cash used in investing activities	(96.1)	(101.9)

Financing activities:
Net (repayments) borrowings under revolving loan facilities	(22.0)	132.0
Issuance of senior notes	—	157.9
Proceeds from long term debt	1,369.6	—
Repayment of long-term debt	(1,243.4)	(125.9)
Capital contributions by minority shareholders	2.7	2.8
Repayment under overdraft facility	(7.5)	—
Debt issuance costs	(13.5)	(4.3)

Net cash provided by financing activities	85.9	162.5

Effect of exchange rate changes on cash	1.1	3.2

Increase in cash and cash equivalents	49.9	5.7
Cash and cash equivalents at beginning of period	97.8	75.4

Cash and cash equivalents at end of period	$147.7	$81.1

Supplemental cash flow information:
Cash paid for interest	$225.3	$204.5
Cash paid for income taxes	$7.9	$10.3

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

Company

        All of the membership interests of the Company are owned directly and indirectly by HMP Equity Holdings Corporation ("HMP"). HMP is 100% owned by Huntsman Group Inc., subject to warrants which, if exercised, would entitle the holders thereof to acquire up to 12% of the common equity of HMP. Huntsman Group Inc. is 100% owned by Huntsman Holdings, LLC ("Huntsman Holdings"). The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P. ("MatlinPatterson"), Consolidated Press (Finance) Limited ("Consolidated Press") and certain members of senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), Consolidated Press, the Huntsman Cancer Foundation, certain members of senior management and certain members of the Huntsman family. Huntsman Holdings has also issued certain non-voting preferred units to the Huntsman family, MatlinPatterson, and Consolidated Press that track the performance of an affiliate, Huntsman Advanced Materials LLC. Huntsman Advanced Materials LLC's results of operations are not included in these consolidated financial statements. The Huntsman family has board and operational control of the Company.

Proposed Initial Public Offering of Parent Company

        On September 13, 2004, the Company's ultimate parent announced a proposed initial public offering of common stock. A registration statement relating to the proposed offering is expected to be filed during the fourth quarter of 2004.

Interim Financial Statements

        The unaudited interim consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. The Company is required to adopt this financial interpretation on January 1, 2005. The adoption of the standard may require the consolidation of the Company's Rubicon Inc. joint venture; however, the consolidation of the joint venture would not be significant to the financial statements.

3.     Inventories

        Inventories as of September 30, 2004 and December 31, 2003 consisted of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Raw materials and supplies	$156.4	$180.2
Work in progress	23.6	18.0
Finished goods	468.8	398.7

Total	$648.8	$596.9

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The amount included in inventory under open exchange agreements receivable by the Company at September 30, 2004 was $0.5 million (2.4 million pounds of feedstock and products), which represented the amount to be received by the Company under open exchange agreements. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2003 was $6.6 million (18.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	September 30, 2004	December 31, 2003
Land	$53.0	$49.4
Buildings	199.4	201.0
Plant and equipment	3,913.9	3,938.9
Construction in progress	161.7	156.1

Total	4,328.0	4,345.4
Less accumulated depreciation	(1,284.3)	(1,089.2)

Net	$3,043.7	$3,256.2

        Property, plant and equipment includes gross assets acquired under capital leases of $19.5 million and $19.0 million at September 30, 2004 and December 31, 2003, respectively; related amounts included in accumulated depreciation were $7.2 million and $5.3 million at September 30, 2004 and December 31, 2003, respectively.

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (dollars in millions):

	September 30, 2004	December 31, 2003
Louisiana Pigment Company, L.P. (50%)	$121.3	$130.4
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	17.9	6.1
Rubicon, Inc. (50%)	5.6	1.0
Others	1.2	1.2

Total	$146.0	$138.7

        As noted, the Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	September 30, 2004			December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$348.9	$134.4	$214.5	$352.8	$116.9	$235.9
Non-compete agreements	49.6	42.5	7.1	49.6	38.5	11.1

Total	$398.5	$176.9	$221.6	$402.4	$155.4	$247.0

        Amortization expense for intangible assets for the three and nine month periods ended September 30, 2004 and 2003 was $4.9 million and $20.4 million, respectively, and $7.6 million and $24.4 million, respectively. Estimated future amortization expense for intangible assets through December 31, 2008 is $23.1 million annually in 2004, 2005 and 2006 and $21.1 million annually through 2008.

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Prepaid pension assets	$242.5	$235.1
Debt issuance costs	56.1	54.4
Capitalized turnaround expense	59.6	52.6
Receivables from affiliates	17.4	13.5
Spare parts inventory	49.7	55.6
Other noncurrent assets	18.7	34.5

Total	$444.0	$445.7

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Payroll and related costs	$78.7	$77.1
Interest	36.2	78.5
Volume and rebates accruals	57.6	64.8
Income tax payable	23.8	35.5
Taxes (property and VAT)	31.8	32.0
Restructuring and plant closing costs	78.7	22.5
Interest and commodity hedging accruals	2.0	10.8
Environmental accruals	5.1	5.7
Other miscellaneous accruals	41.9	62.6

Total	$355.8	$389.5

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Pension liabilites	$167.1	$149.0
Other postretirement benefits	10.8	11.8
Environmental accruals	15.5	11.6
Payable to affiliate	29.6	29.1
Other noncurrent liabilities	9.4	23.0

Total	$232.4	$224.5

10.   Restructuring and Plant Closing Costs

        As of September 30, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $78.7 million and $22.5 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded additional reserves for workforce reductions of $82.4 million and $32.0 million, respectively. During these same periods, the Company made cash payments against these reserves of $26.2 million and $17.7 million, respectively. Details with respect to these reserves are provided below (dollars in millions).

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable Lease Costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges(1)	82.4	—	—	82.4
Payments(2)	(26.2)	—	—	(26.2)

Accrued liability as of September 30, 2004	$78.7	$—	$—	$78.7

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Perfomance Products	Pigments	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$—	$22.5
Charges(1)	24.8	17.9	30.6	9.1	82.4
Payments(2)	(12.3)	(1.7)	(12.2)	—	(26.2)

Accrued liability as of September 30, 2004	$28.3	$18.6	$22.7	$9.1	$78.7

(1)
Does not include $89.1 million of non-cash charges for asset impairments and write downs.

(2)
Includes impact of foreign currency translation

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the nine months ended September 30, 2004, the Polyurethanes segment recorded additional restructuring charges of $24.8 million and made cash payments of $12.3 million. In the first quarter of 2004, the Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter of 2004, the Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash. During the third quarter of 2004, the Polyurethanes segment recorded additional restructuring expenses of $9.9 million, $1.9 million of which are payable in cash and the remainder is an impairment of its West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 160 positions, of which 52 positions have been reduced during the nine months ended September 30, 2004. As of September 30, 2004, the Polyurethanes segment restructuring reserve totaled $28.3 million.

        As of September 30, 2004 and December 31, 2003, the Performance Products segment reserve consisted of $18.6 million and $2.4 million, respectively, relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the second quarter 2004, the Performance Products segment recorded charges of $0.4 million, all of which are payable in cash. During the third quarter 2004, the Company adopted a plan to reduce the workforce across all locations in its European surfactants business by approximately 250 positions. A restructuring charge of $17.5 million was recorded consisting entirely of severance charges to be paid in cash.

        On October 27, 2004, the Company adopted a plan to rationalize the Whitehaven, U.K. surfactants operations of its Performance Products segment. The plan includes the closure of substantially all of the Company's Whitehaven, U.K. surfactants manufacturing facility and the reduction of approximately 70 positions at the facility. The rationalization is part of a reorganization of the Company's European surfactants business which is expected to reduce an additional 250 positions over a period of 15 months at facilities throughout Europe. In connection with the rationalization of the Whitehaven facility, the Company expects to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004, of which approximately $20 million is expected to be payable in cash.

        As of September 30, 2004 and December 31, 2003, the Pigments segment reserve consisted of $22.7 million and $4.3 million, respectively. During the nine months ended September 30, 2004, the Pigments segment recorded additional restructuring charges of $111.7 million and made cash payments of $12.2 million. In the first quarter 2004, the Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, the Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, the Company announced that, following a review of the Pigments business, it will idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the fourth quarter of 2004. As a result of this decision, the Company has recorded a restructuring charge of $17.0 million to be paid in cash, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, the Company determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. Additional second quarter 2004 restructuring activities resulted in a charge of $6.1 million, all of which is payable in cash. In the third quarter of 2004, the Pigments segment recorded restructuring expenses of $3.6 million, all of which are payable in cash, related to workforce reductions at several of its locations worldwide. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately

475 positions, of which 180 positions have been reduced during the nine months ended September 30, 2004.

        As of September 30, 2004 and December 31, 2003, the Base Chemicals segment reserve consisted of $9.1 million and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the nine months ended September 30, 2004, the Base Chemicals segment recorded restructuring charges of $9.1 million, all of which is payable in cash; $2.2 million of these charges were recorded in the second quarter and $6.9 million were recorded in the third quarter of 2004. These restructuring activities are expected to result in additional charges of approximately $5 million and in workforce reductions of approximately 100 positions.

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	September 30, 2004	December 31, 2003
Senior Secured Credit Facilities:
Revolving loan facility	$—	$22.0
Term B loan	1,366.6	620.1
Term C loan	—	620.1
HI Senior Notes	456.3	457.1
HI Subordinated Notes	1,159.6	1,169.8
Senior Discount Notes	479.2	434.6
Senior Subordinated Discount Notes—Affiliate	400.5	358.3
Other debt	38.4	38.0

Total Debt	$3,900.6	$3,720.0

Current portion	$23.1	$1.8
Long Term Portion	3,477.0	3,359.9

Total debt—excluding affiliate	3,500.1	3,361.7
Long term debt—affiliate	400.5	358.3

Total Debt	$3,900.6	$3,720.0

HI Credit Facilities

        As of September 30, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). On July 13, 2004, HI amended and restated the HI Credit Facilities. Prior to the amendment and restatement, the HI Credit Facilities consisted of a $400 million revolving facility that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. At the closing of the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increase in cash and availability under the HI Revolving Facility is available for general corporate purposes and to provide a portion of funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is 1% (approximately $13.7 million) per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of September 30, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.1% and 5.6%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HI and its domestic and certain of its foreign subsidiaries. The HI Credit Facilities are also guaranteed by the Company and HI's domestic and certain of its foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that HI was in compliance with the covenants of the HI Credit Facilities as of September 30, 2004.

HI Senior Notes and HI Subordinated Notes

        In March 2002, HI issued $300 million in aggregate principal amount of senior unsecured notes due 2009 at an interest rate of 9.875% per annum (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Interest on the HI Senior Notes is payable semi-annually and the HI Senior Notes mature on March 1, 2009. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable after March 1, 2006 at a redemption price that declines from 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        HI also has outstanding $600 million and €450 million ($559.6 million as of September 30, 2004, which includes $5.2 million of unamortized premium) 10.125% senior subordinated notes (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually and the HI Subordinated Notes mature on July 1, 2009. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. On or after July 1, 2004, the HI Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Subordinated Notes as of September 30, 2004.

Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of September 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. (the "Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of September 30, 2004, there were $7.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.6% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of the Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Chinese Splitting JV, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, the Company issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that the Company was in compliance with the covenants of the HIH Discount Notes as of September 30, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. On December 31, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, resulting in a significant decrease in the present value of the debt and, as a result, the modification was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. In connection with the financial restructuring of the Company on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of September 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of September 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $236.5 million and $191.9 million of accrued interest, respectively. As of September 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $135.3 million and $112.3 million of accrued interest, respectively, and $19.2 million of discount as of December 31, 2003.

Maturities

        The scheduled maturities of the Company's debt are as follows (dollars in millions):

Year ended December 31:
2005	$23.6
2006	16.1
2007	15.4
2008	15.7
2009	2,511.5
Later Years	1,318.3

$3,900.6

12.   Derivatives and Hedging Activities

Interest Rate Hedging

        The Company is exposed to interest rate risks through its borrowing activities. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Prior to the amendment and restatement of the HI Credit Facilities on July 13, 2004, the HI Credit Facilities required that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provided a similar effect. Effective July 13, 2004, the HI Credit Facilities no longer require interest rate hedging. In recent years, the Company has issued fixed rate debt in the form of the HI Senior Notes and HI Subordinated Notes that serves to reduce overall risk to interest fluctuations.

        Prior to September 30, 2004, the Company purchased interest rate cap and interest rate collar agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The cap agreements entitled the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceeded a certain rate. The floor agreements required the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings were less than a certain rate.

        As of December 31, 2003, the majority of the interest rate contracts had been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of December 31, 2003 was a loss of approximately $6.2 million, which is recorded in accrued liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A gain of $0.2 million and a gain of $0.4 million were recorded in interest income in the nine months ended September 30, 2004 and 2003, respectively.

        As of September 30, 2004 and December 31, 2003, swap agreement liabilities with a fair value of nil and $3.4 million respectively have not been designated as hedges for financial reporting purposes. The change in the liability resulted in interest income for the nine months ended September 30, 2004 and 2003 of $3.4 million and $2.9 million respectively.

Commodity Price Hedging

        As of September 30, 2004 and December 31, 2003, there were no cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of September 30, 2004 there were no commodity price hedging contracts designated as fair value hedges. As of December 31, 2003, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.8 million in accrued liabilities and $0.5 million reduction in inventory.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $1.0 million and $2.0 million in other current assets and accrued liabilities, respectively, as of September 30, 2004, and as $0.5 million and $0.3 million in other current assets and accrued liabilities, respectively, as of December 31, 2003.

        During the three months ended September 30, 2004 and the three months ended September 30, 2003, the Company recorded a decrease of $0.8 million and an increase of $0.7 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133. During the nine months ended September 30, 2004 and the nine months ended September 30, 2003, the Company recorded an increase of $2.5 million and a reduction of $1.8 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and 2003, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        Currency effects of net investment hedges produced a gain of $9.6 million and a loss of $57.5 million in other comprehensive income (loss) (foreign currency translation adjustments) for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and

December 31, 2003, there was a cumulative net loss of approximately $116.7 million and $126.3 million, respectively.

13.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust. At September 30, 2004, the Receivables Trust had outstanding approximately $197 million in U.S. dollar equivalents in medium term notes and approximately $37 million in commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $251.5 million and $153.4 million as of September 30, 2004 and December 31, 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the nine months ended September 30, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $3,669.1 million and $3,085.2 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $3,635.5 million and $3,074.1 million, respectively. Servicing fees received during the nine months ended September 30, 2004 and 2003 were approximately $4.0 million and $3.6 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are a loss of $1.0 million and a loss of $14.2 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the fair value of the open forward currency contracts was $0.3 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on HI's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest at September 30, 2004 are presented below:

Weighted average life (in months)	Aprrox. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	Approx. 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of September 30, 2004 and December 31, 2003 were $13.4 million and $15.6 million, respectively.

14.   Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) are as follows (dollars in millions):

	Accumulated other comprehensive income		Other comprehensive income (loss)		Other comprehensive income (loss)
	September 30, 2004	December 31, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Foreign currency translation adjustments	$152.2	$159.7	$11.2	$22.2	$(7.5)	$88.1
Additional minimum pension liability, net of tax of $29.5 million as of September 30, 2004 and December 31, 2003	(77.1)	(77.1)	—	(6.1)	—	(3.6)
Additional minimum pension liability—unconsolidated affiliate	(5.6)	(5.6)	—	—	—	—
Unrealized gain on securities	0.7	1.0	(0.3)	0.4	(0.3)	3.1
Net unrealized gain (loss) on interest rate hedges	—	(6.0)	1.0	2.1	6.0	6.7

Total	$70.2	$72.0	$11.9	$18.6	$(1.8)	$94.3

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

16.   Legal Matters

        The Company settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by the Company's TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to the Company's acquisition of its TiO2 business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, the Company has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts the Company believes are due to it. The court found in favor of the insurers, and the Company lodged an application for leave to appeal that decision. Qualified leave to appeal was granted in November 2004. The Company is considering whether to make a further application to have the qualification removed. The Company does not expect the appeal to be heard before the end of the first quarter of 2005.

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

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, and based in part on the indemnities provided to the Company in connection with the transfer of businesses to it and its insurance coverage, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition or results of operations.

17.   Environmental, Health and Safety Matters

General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections, monitoring or investigations by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

Environmental, Health and Safety Systems

        The Company is committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and the Company has developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to its operations, enhance compliance with applicable legal requirements, ensure the safety of its employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist the Company in its compliance goals while also fostering efficiency and improvement and minimizing overall risk to the Company.

EHS Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that expenditures beyond those currently anticipated will not be required under EHS laws. The Company's EHS capital expenditures for the nine months ended September 30, 2004 and 2003 were $15.7 million and $18.4 million, respectively.

Governmental Enforcement Proceedings

        On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. The Company is aware of the individual matters set out below, which the Company believes to be the most significant presently pending matters. Although the Company may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and past experience, the Company believes that the ultimate resolution will not have a material impact on its results of operations or financial position.

        In the third quarter of 2004, the Company's Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to alleged upset air emissions. The Company has investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $0.2 million for the alleged upset violations. The Company anticipates entering into negotiations with TCEQ with respect to the resolution of these alleged violations. The Company does not believe that the final cost to resolve these matters will be material.

        See "Note 16. Legal Matters" for a discussion of environmental lawsuits brought by private party plaintiffs.

Remediation Liabilities

        The Company has incurred, and the Company may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which the Company may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of its businesses. Under some circumstances, the scope of the Company's liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, the Company may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. In many cases, the Company's potential liability arising from historical contamination is based on operations and other events occurring prior to its ownership of the relevant facility. In these situations, the Company obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. The Company makes no assurance, however, that its existing indemnities will be sufficient to cover its liabilities for such matters.

        The Company has established financial reserves relating to anticipated environmental restoration and remediation programs. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $21 million has been accrued for environmental-related liabilities as of September 30, 2004. The Company believes these reserves are sufficient for known requirements relating to these matters. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to the Company.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the Company does not know with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations or financial position.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated.

MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would prevent the Company from manufacturing MTBE in its plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        The Company currently markets approximately 95% of its MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the Company's MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the Company believes it will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The Company may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While the Company has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its results of operations or financial position.

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues
Polyurethanes	$743.9	$597.4	$2,117.4	$1,718.1
Performance Products	184.3	164.9	559.3	490.5
Pigments	261.6	251.0	794.7	752.5
Base Chemicals	549.9	303.0	1,504.8	1,032.9
Eliminations	(88.1)	(40.6)	(202.8)	(113.2)

Total	$1,651.6	$1,275.7	$4,773.4	$3,880.8

Segment EBITDA(1)
Polyurethanes	$97.9	$68.9	$270.7	$157.1
Performance Products	(16.8)	4.6	(12.5)	(14.6)
Pigments	22.2	28.5	(53.6)	88.3
Base Chemicals	66.2	(1.1)	155.4	62.7
Corporate and other(2)	(10.2)	(3.1)	(31.1)	6.7

Total EBITDA	$159.3	$97.8	$328.9	$300.2
Interest expense, net	(90.7)	(88.0)	(279.3)	(265.9)
Income tax (expense) benefit	61.8	5.3	53.5	14.0
Depreciation and amortization	(77.9)	(67.7)	(234.7)	(205.4)

Net income (loss)	$52.5	$(52.6)	$(131.6)	$(157.1)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

19.   Restatements

        In the course of preparing a registration statement in October of 2004 for the proposed initial public offering of the common stock of the Company's ultimate parent, the Company determined to reclassify certain amounts in its consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 to accurately reflect the effects of foreign currency exchange gains and losses and investments in unconsolidated affiliates. As a result, the Company restated its consolidated statements of cash flows for the nine months ended September 30, 2003. There was no change to the previously reported increase in cash as a result of these reclassifications. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Nine Months Ended September 30, 2003 As previously reported	Nine Months Ended September 30, 2003 As restated
Net cash used in operating activities	(67.2)	(58.1)
Net cash used in investing activities	(95.8)	(101.9)
Effect of exchange rate changes on cash	6.2	3.2

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

	Three Months Ended September 30, 2003 As previously reported	Three Months Ended September 30, 2003 As restated	Nine Months Ended September 30, 2003 As previously reported	Nine Months Ended September 30, 2003 As restated
Other operating expense (income)	$2.9	$(0.9)	$(4.8)	$(41.3)
Operating income	28.6	32.4	83.4	119.9
Loss on accounts receivable securitization program	(5.9)	(3.4)	(24.0)	(23.9)
Net loss	(58.9)	(52.6)	(193.7)	(157.1)

20.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months and nine months ended September 30, 2004 and 2003, are as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Components of net periodic benefit cost
Service cost	$9.7	$9.2	$0.1	$0.1
Interest cost	18.2	16.1	0.2	0.2
Expected return on assets	(20.2)	(16.6)	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	—
Amortization of actuarial (gain)/loss	5.0	5.7	—	0.1

Net periodic benefit cost	$12.8	$14.6	$0.2	$0.4

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nince Months Ended September 30, 2004	None Months Ended September 30, 2003
Components of net periodic benefit cost
Service cost	$29.1	$27.6	$0.3	0.3
Interest cost	54.6	48.2	0.6	0.6
Expected return on assets	(60.6)	(49.8)	—	—
Amortization of prior service cost	0.3	0.6	(0.3)	—
Amortization of actuarial (gain)/loss	15.0	17.1	—	0.2

Net periodic benefit cost	$38.4	$43.7	$0.6	$1.1

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced the Company's non-pension postretirement accumulated benefit obligation by approximately $0.3 million, which has been recognized as a change in the Company's unrecognized actuarial gain (loss). The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the three months ended September 30, 2004 by an insignificant amount.

21.   Income Taxes

        The Company is treated as a partnership for U.S federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. Accordingly the $53.5 million of benefit for the nine months ended September 30, 2004 is attributable to foreign operations. In particular, the Company recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, the Company recognized an approximately $24 million benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

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

Certain Defined Terms

        In this report, "HIH," the "Company," "we," "us" or "our" refer to Huntsman International Holdings LLC and, unless the context otherwise requires, its subsidiaries. In this report, "HI" refers to Huntsman International LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman LLC" or "HLLC" refers to Huntsman LLC and, unless the context otherwise requires, its subsidiaries, "Huntsman Holdings" refers to Huntsman Holdings LLC, "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners, L.P. and, unless the context otherwise requires, its affiliates, and "ICI" refers to Imperial Chemical Industries PLC and, unless the context otherwise requires, its subsidiaries.

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

        Historically, demand for TiO2 pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for TiO2, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year.

        Many of the markets for Base Chemicals products, particularly ethylene, propylene, paraxylene and cyclohexane, are cyclical and sensitive to changes in the balance between supply and demand, the price of raw materials, and the level of general economic activity. Historically, these markets have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of capacity additions resulting in over-capacity and falling prices and profit margins. Demand for the majority of our Base Chemicals products has generally grown at rates that are approximately equal to or slightly greater than GDP growth. Market conditions during recent years have been characterized by a general weakening in demand and overcapacity. Despite continued high feedstock costs, the profitability of our Base Chemicals business has improved in 2004 as demand has strengthened and average selling prices and profit margins have increased in most of our product lines.

Recent Developments

Proposed Initial Public Offering of Parent Company

        On September 13, 2004, our ultimate parent company announced a proposed initial public offering of common stock. A registration statement relating to the proposed offering is expected to be filed during the fourth quarter of 2004.

Reset of Interest Rate of HIH Senior Subordinated Discount Notes

        Effective September 30, 2004, the interest rate of our senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes"), all of which are held by HMP, was reset from a stated rate of 8% to a market rate of 13.125%.

Surfactants Restructuring

        On October 27, 2004, we adopted a plan to rationalize the Whitehaven, U.K. surfactants operations of our Performance Products segment. The plan includes the closure of our Whitehaven, U.K. surfactants manufacturing facility and the reduction of approximately 70 positions at the facility. The rationalization is part of a reorganization of our European surfactants business which is expected to reduce an additional 250 positions over a period of 15 months at facilities throughout Europe. In connection with the rationalization of the Whitehaven facility, we expect to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004, of which $20 million is payable in cash.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003 (Unaudited) (Dollars in Millions)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003(2)	Percent Change	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003(2)	Percent Change
Revenues	$1,651.6	$1,275.7	29%	$4,773.4	$3,880.8	23%
Cost of goods sold	1,424.9	1,136.3	25%	4,167.2	3,445.6	21%

Gross profit	226.7	139.4	63%	606.2	435.2	39%
Operating expenses	103.7	102.2	1%	330.1	271.9	21%
Restructuring and plant closing costs	37.9	4.8	NM	171.5	43.4	NM

Operating income	85.1	32.4	163%	104.6	119.9	(13)%
Interest expense, net	(90.7)	(88.0)	(3)%	(279.3)	(265.9)	5%
Loss on accounts receivable securitization program	(3.7)	(3.4)	(9)%	(10.2)	(23.9)	(57)%
Other income (expense)	—	1.1	NM	(0.2)	(1.2)	(83)%

Loss before income taxes	(9.3)	(57.9)	NM	(185.1)	(171.1)	(8)%
Income tax benefit	61.8	5.3	NM	53.5	14.0	NM

Net income (loss)	$52.5	$(52.6)	NM	$(131.6)	$(157.1)	(16)%

Interest expense, net	90.7	88.0	(3)%	279.3	265.9	5%
Income tax benefit	(61.8)	(5.3)	NM	(53.5)	(14.0)	NM
Depreciation and amortization	77.9	67.7	15%	234.7	205.4	14%

EBITDA(1)	$159.3	$97.8	63%	$328.9	$300.2	10%

NM—Not meaningful.

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. In addition, we refer to EBITDA because certain covenants in our borrowing arrangements are tied to similar measures. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the United States. We understand that while EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization.

Included in EBITDA are the following items of income (expense):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003(2)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003(2)
Loss on accounts receivable securitization program	$(3.7)	$(3.4)	$(10.2)	$(23.9)
Asset write-down	—	(3.0)	—	(5.8)
Legal Settlement, net of recoveries	—	—	(14.9)	—
Restructuring and plant closing costs:
Polyurethanes	$(9.9)	$(3.7)	$(32.8)	$(22.2)
Performance Products	(17.5)	—	(17.9)	(20.1)
Pigments	(3.6)	(1.1)	(111.7)	(1.1)
Base Chemicals	(6.9)	—	(9.1)	—

Total restructuring and plant closing costs	$(37.9)	$(4.8)	$(171.5)	$(43.4)

(2)
As restated, see "Note 19—Restatements" to the unaudited financial statements.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (As Restated)

        For the three months ended September 30, 2004, we had a net income of $52.5 million on revenues of $1,651.6 million compared to a net loss of $52.6 million on revenues of $1,275.7 million for the same period in 2003. The increase of $105.1 million in net income was the result of the following items:

  •
  Revenues for the three months ended September 30, 2004 increased by $375.9 million, or 29%, from the same period in 2003 due to higher average selling prices in all segments and increased sales volumes in our Polyurethanes, Pigments and Base Chemicals segments, offset somewhat by lower sales volumes in our Performance Products segment. Average selling prices increased primarily in response to improved market conditions and higher underlying raw material and energy costs while sales volumes increased due to improved demand. Higher revenues also resulted from the strengthening of the major European currencies versus the U.S. dollar.

  •
  Gross profit for the three months ended September 30, 2004 increased by $87.3 million, or 63%, from the third quarter of 2003, mainly as a result of increased average selling prices and higher sales volumes, which more than offset increased raw material and energy costs. Indirect manufacturing costs were also higher, primarily attributable to the strengthening of the major European currencies versus the U.S. dollar.

  •
  Operating expenses for the three months ended September 30, 2004 increased by $1.5 million, or 1%, from the same period of 2003. An increase in expenses resulting from the strength of major European currencies versus the U.S. dollar was almost entirely offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the three months ended September 30, 2004 increased by $33.1 million to $37.9 million from $4.8 million in the same period of 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Income tax benefit increased by $56.5 million to $61.8 million for the three months ended September 30, 2004 as compared to $5.3 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The increase in the tax benefit was largely due to changes in pre-tax income and the tax jurisdictions in which the changes to pre-tax income occurred. During the current period, additional pre-tax losses were recorded in jurisdictions where a tax benefit is provided. We are treated as a partnership for U.S federal income tax purposes and as such are generally not subject to U.S. income tax, but rather such income is taxed directly to our owners. Accordingly the $61.8 million of benefit at September 30, 2004 is attributable to foreign operations. In particular, during the three months ended September 30, 2004, we recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, we recognized an approximately $24 million benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

    The following table sets forth the revenues and segment EBITDA for each of our operating segments.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Percent Change
Revenues
Polyurethanes	$743.9	$597.4	25%
Performance Products	184.3	164.9	12%
Pigments	261.6	251.0	4%
Base Chemicals	549.9	303.0	81%
Eliminations	(88.1)	(40.6)	NM

Total	$1,651.6	$1,275.7	29%

Segment EBITDA
Polyurethanes	$97.9	$68.9	42%
Performance Products	(16.8)	4.6	NM
Pigments	22.2	28.5	(22)%
Base Chemicals	66.2	(1.1)	NM
Corporate and other	(10.2)	(3.1)	NM

Total	$159.3	$97.8	63%

NM—Not meaningful.

Polyurethanes

        For the three months ended September 30, 2004, Polyurethanes revenues increased by $146.5 million, or 25%, from the same period in 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 34%, resulting from 19% higher average selling prices and 13% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the three months ended September 30, 2004, Polyurethanes segment EBITDA increased by $29.0 million, or 42%, from the same period in 2003. Increased segment EBITDA resulted mainly from increased sales volumes and higher average selling prices, partly offset by increased raw material and energy costs. For the third quarter 2004 and 2003, restructuring charges of $9.9 million and $3.7 million, respectively, were included in EBITDA.

Performance Products

        For the three months ended September 30, 2004, revenues for the Performance Products segment increased by $19.4 million, or 12%, from the same period in 2003, primarily as a result of higher average selling prices, offset somewhat by lower sales volumes, particularly in our surfactants businesses. Average selling prices increased by 21% in response to higher raw material costs and to the strengthening of major European currencies versus the U.S. dollar. A 6% decrease in sales volumes resulted principally from increased competition in the surfactants business.

        For the three months ended September 30, 2004, Performance Products segment EBITDA decreased by $21.4 million to a loss of $16.8 million from earnings of $4.6 million for the same period in 2003. This decrease is mainly due to the third quarter 2004 restructuring charge of $17.5 million related to workforce reductions across all of our European surfactant locations. Higher raw material costs and lower sales volumes were offset somewhat by higher average selling prices and lower indirect and operating expenses resulting from the effect of cost reduction programs initiated in our surfactants business during 2003.

Pigments

        For the three months ended September 30, 2004, Pigment segment revenues increased by $10.6 million, or 4%, from the same period in 2003, resulting principally from higher sales volumes, higher average selling prices in North America and Asia and the strengthening of major European currencies versus the U.S. dollar, offset somewhat by lower average selling prices in local European currencies.

        For the three months ended September 30, 2004, EBITDA for the Pigments segment decreased by $6.3 million, or 22%. Increased costs due to the strengthening of the major European currencies versus the U.S. dollar and lower average selling prices in local European currencies were partially offset by higher sales volumes and higher average selling prices in North America and Asia. During the third quarter of 2004 and 2003, we recorded restructuring charges of $3.6 million and $1.1 million, respectively.

Base Chemicals

        For the three months ended September 30, 2004, Base Chemicals revenues increased by $246.9 million, or 81%, from the same period in 2003, primarily from higher average selling prices across all products and higher sales volumes of Ethylene, Propylene and Paraxylene. Selling prices increased in response to higher raw material prices, improved market conditions and the strength of the major European currencies versus the U.S. dollar, while the increase in sales volumes resulted from improved customer demand.

        For the three months ended September 30, 2004, Base Chemicals segment EBITDA increased by $67.3 million to earnings of $66.2 million, from a loss of $1.1 million for the same period in 2003. This increase in EBITDA was principally a result of higher average selling prices and higher sales volumes, partially offset by increased raw material costs and higher restructuring costs. During the third quarter of 2004, the Base Chemicals segment recorded a restructuring charge of $6.9 million relating to workforce reductions.

Corporate and Other

        Corporate and other include unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the three months ended September 30, 2004, EBITDA from corporate and other items decreased by $7.1 million to a loss of $10.2 million from a loss of $3.1 million for the same period of 2003, primarily due to higher unallocated foreign currency losses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 (As Restated)

        For the nine months ended September 30, 2004, we had a net loss of $131.6 million on revenues of $4,773.4 million compared to a net loss of $157.1 million on revenues of $3,880.8 million for the same period in 2003. The decrease of $25.5 million in net loss was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2004 increased by $892.6 million, or 23%, from the same period in 2003, due to higher average selling prices in all segments and increased sales volumes in our Polyurethanes, Pigments and Base Chemicals segments, offset somewhat by lower sales volumes in our Performance Products segment. Average selling prices increased primarily in response to improved market conditions and higher underlying raw material and energy costs while sales volumes increased due to improved demand. Higher revenues also resulted from the strengthening of major European currencies versus the U.S. dollar.

  •
  Gross profit for the nine months ended September 30, 2004 increased by $171.0 million, or 39%, from the same period in 2003 mainly as a result of increased average selling prices and higher sales volumes, which more than offset increased raw material and energy costs. Indirect manufacturing costs were also higher, primarily attributable to the strengthening of major European currencies versus the U.S. dollar.

  •
  Operating expenses for the nine months ended September 30, 2004 increased by $58.2 million, or 21%, from the same period in 2003, primarily resulting from a $14.9 million expense associated with the settlement of TiO2 litigation, an increase in costs resulting from the strength of major European currencies versus the U.S. dollar, all partially offset by costs savings resulting from our ongoing restructuring efforts.

  •
  Restructuring and plant closing costs for the nine months ended September 30, 2004 increased by $128.1 million to $171.5 million from $43.4 million in the same period of 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the nine months ended September 30, 2004 increased by $13.4 million, or 5%, compared to the same period in 2003 primarily due to the result of the compounding of interest on the HIH Discount Notes. Until maturity, interest on the HIH Discount Notes is paid in kind not cash.

  •
  Loss on HI's accounts receivable securitization program decreased $13.7 million, or 57%, when compared with the same period in 2003. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the 2004 period as compared to the 2003 period, primarily in response to an amendment to our accounts receivable securitization program permitting euro-denominated debt, thereby reducing the need for foreign currency hedge contracts.

  •
  Income tax benefit increased by $39.5 million to $53.5 million for the nine months ended September 30, 2004 as compared to $14.0 million for the same period in 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The increase in the tax benefit was largely due to changes in pre-tax income and the tax jurisdictions in which the changes to pre-tax income occurred. During the current period, additional pre-tax losses were recorded in jurisdictions where a tax benefit is provided. We are treated as a partnership for U.S federal income tax purposes and as such are generally not subject to U.S. income tax, but rather such income is taxed directly to our owners. Accordingly the $53.5 million of benefit at September 30, 2004 is attributable to foreign operations. In particular, during the nine months ended September 30, 2004, we recognized non-recurring benefits in Spain, France and Holland of approximately $27 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances. In addition, we recognized an approximately $24 million benefit from losses in jurisdictions not subject to valuation allowances as well as treaty negotiated reductions in statutory rates.

    The following table sets forth the revenues and segment EBITDA for each of our operating segments.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Percent Change
Revenues
Polyurethanes	$2,117.4	$1,718.1	23%
Performance Products	559.3	490.5	14%
Pigments	794.7	752.5	6%
Base Chemicals	1,504.8	1,032.9	46%
Eliminations	(202.8)	(113.2)	NM

Total	$4,773.4	$3,880.8	23%

Segment EBITDA
Polyurethanes	$270.7	$157.1	72%
Performance Products	(12.5)	(14.6)	(14)%
Pigments	(53.6)	88.3	NM
Base Chemicals	155.4	62.7	148%
Corporate and other	(31.1)	6.7	NM

Total	$328.9	$300.2	10%

NM—Not meaningful.

Polyurethanes

        For the nine months ended September 30, 2004, Polyurethanes revenues increased by $399.3 million, or 23%, from the same period in 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 30%, resulting from 12% higher average selling prices and 16% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the nine months ended September 30, 2004, Polyurethanes segment EBITDA increased by $113.6 million, or 72%, from the same period in 2003. Increased segment EBITDA resulted mainly from higher sales volumes and higher average selling prices, partly offset increased raw material and energy costs and higher restructuring costs. For the nine months ended September 30, 2004 and 2003, restructuring charges of $32.8 million and $22.2 million, respectively, were included in EBITDA.

Performance Products

        For the nine months ended September 30, 2004, Performance Products revenues increased by $68.8 million, or 14%, when compared with the same period in 2003, primarily as a result of higher average selling prices, offset somewhat by lower sales volumes. Average selling prices increased by 18% in response to higher raw material costs and to the strengthening of major European currencies versus the U.S. dollar. A 2% decrease in sales volumes resulted principally from increased competition in the surfactants business.

        For the nine months ended September 30, 2004, Performance Products segment EBITDA increased by $2.1 million to a loss of $12.5 million from a loss of $14.6 million for the same period in 2003. This increase is mainly due to higher average selling prices, lower restructuring charges, and lower indirect and operating expenses resulting from the effect of cost reduction programs initiated in our surfactants business during 2003, partially offset by higher raw material costs and lower sales volumes. During the first nine months of 2004 and 2003, our Performance Products segment recorded restructuring charges of $17.9 million and $20.1 million, respectively.

Pigments

        For the nine months ended September 30, 2004, Pigments segment revenues increased by $42.2 million, or 6%, from the same period in 2003, resulting principally from higher sales volumes, higher average selling prices in North America and Asia and the strengthening of major European currencies versus the U.S. dollar, offset somewhat by lower average selling prices in local European currencies.

        Pigments segment EBITDA for the nine months ended September 30, 2004 decreased by $141.9 million to a loss of $53.6 million from income of $88.3 million for the same period in 2003. The decrease in segment EBITDA is mainly due to restructuring and plant closing costs of $111.7 million, charges of $14.9 million relating to the payment of costs and settlement amounts for Discoloration Claims recorded in the 2004 period, increased costs due to the strengthening of the major European currencies versus the U.S. dollar and lower average selling prices in local European currencies. Somewhat offsetting these decreases were increases to EBITDA from higher sales volumes and higher average selling prices in North America and Asia. During the first nine months of 2004 and 2003, our Pigments segment recorded restructuring charges of $111.7 million and $1.1 million, respectively.

Base Chemicals

        For the nine months ended September 30, 2004, Base Chemicals revenues increased by $471.9 million, or 46%, from the same period in 2003 primarily from higher average selling prices and higher sales volumes for all key products. Higher sales volumes resulted from improved customer demand, while average selling prices increased in response to higher raw material costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar.

        For the nine months ended September 30, 2004, Base Chemicals segment EBITDA increased by $92.7 million, or 148%, from the same period in 2003, principally as a result of higher average selling prices and sales volumes, partially offset by higher raw material costs and higher restructuring costs. During the first nine months of 2004, our Base Chemicals segment recorded restructuring charges of $9.1 million.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, loss on our accounts receivable securitization program and unallocated foreign exchange gains and losses. For the nine months ended September 30, 2004, EBITDA from corporate and other items decreased by $37.8 million to a loss of $31.1 million from income of $6.7 million for the same period in 2003, primarily due to higher unallocated foreign currency losses, partially offset by reduced losses on our accounts receivable securitization program.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2004 increased to $59.0 million from $58.1 million used in operating activities for the same period in 2003. The increase is primarily attributable to improved net income (loss) after adjusting for certain non-cash expenses including non-cash restructuring, plant closing and impairment charges, and depreciation and amortization, as discussed above, for the nine months ended September 30, 2004.

        Net cash used in investing activities for the nine months ended September 30, 2004 decreased to $96.1 million from $101.9 million for the same period in 2003, primarily as a result of lower capital expenditures in the 2004 period.

        Net cash provided by financing activities for the nine months ended September 30, 2004 decreased to $85.9 million, as compared to $162.5 million for the same period in 2003. The decrease is mainly a result of reduced net borrowings to fund operating cash requirements as explained above.

Debt and Liquidity

  HI Credit Facilities

        As of September 30, 2004, the HI Credit Facilities consisted of a revolving loan facility of up to $375 million scheduled to mature in September 2008 (the "HI Revolving Facility") and a term loan B made up of a $1,305 million term portion and a €50 million (approximately $61.6 million) term portion (the "HI Term Facility"). The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. On July 13, 2004, HI completed an amendment and restatement of the HI Credit Facilities. Pursuant to the amendment and restatement, the HI Revolving Facility was reduced from $400 million to $375 million and its maturity was extended from June 2006 to September 2008. In addition, HI's existing term loans B and C, totaling $1,240.2 million and scheduled to mature on June 30, 2007 and 2008, respectively, were repaid and replaced with the new HI Term Facility. The additional proceeds from the HI Term Facility borrowings of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility, and the remaining net proceeds of $26.9 million, after repayment of accrued interest, are available for general corporate purposes and to provide a portion of the funds for the construction of a polyethylene production facility at our Wilton, U.K. facility.

        Pursuant to the July 13, 2004 amendment and restatement of the HI Credit Facilities, interest rates on the HI Revolving Facility and the HI Term Facility decreased from a LIBOR spread of 3.50% to 3.25% and 4.125% to 3.25%, respectively. In addition, scheduled amortization of the HI Term Facility is currently 1% (approximately $13.7 million) per annum, commencing June 30, 2005, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes (as defined below) and HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        The HI Credit Facilities are secured by a first priority lien on substantially all our assets and the assets of our domestic subsidiaries and certain of our foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH and our domestic subsidiaries and certain of our foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. The amendment and restatement of the HI Credit Facilities provided for the amendment of certain financial covenants.

These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with HI's accounts receivable securitization program was increased from $310 million to $325 million. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions.

  Notes

        In March 2002, HI issued $300 million of fixed rate senior unsecured notes due March 1, 2009 bearing a fixed interest rate of 9.875% (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of HI Senior Notes. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. The HI Senior Notes are redeemable after March 1, 2006 at a redemption price that declines from 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        HI also has outstanding $600 million and €450 million ($559.6 million as of September 30, 2004, which includes $5.2 million of unamortized premium) 10.125% senior subordinated notes due July 1, 2009 (the "HI Subordinated Notes"). Interest on the HI Subordinated Notes is payable semi-annually in January and July of each year. The HI Subordinated Notes are unsecured and are fully and unconditionally guaranteed on a joint and several basis by the HI Guarantors. On or after July 1, 2004, the HI Subordinated Notes may be redeemed at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007.

        The HI Senior Notes and the HI Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control.

        On June 30, 1999, we issued senior discount notes ("HIH Senior Discount Notes") and the HIH Senior Subordinated Discount Notes (collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of September 30, 2004, the HIH Senior Subordinated Discount Notes are held by HMP.

        As of September 30, 2004 and December 31, 2003, the HIH Senior Discount Notes included $236.5 million and $191.9 million of accrued interest, respectively. As of September 30, 2004 and December 31, 2003, the HIH Senior Subordinated Discount Notes included $135.3 million and $112.3 million of accrued interest, respectively, and $19.2 million of discount as of December 31, 2003.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of September 30, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of the joint venture, Huntsman Polyurethanes Shanghai Ltd. (the "Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. Dollar equivalents. As of September 30, 2004, there were $7.0 million outstanding in U.S. dollar borrowings and 10.0 million in RMB borrowings ($1.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2004, the interest rate for U.S. dollar borrowings was approximately 2.6% and 5.2% for RMB borrowings. The loans are secured by substantially all the assets of the Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Chinese Splitting JV, including Huntsman Holdings. Huntsman Holdings unconditionally guarantees 70% of any amounts due and unpaid by the Chinese Splitting JV under the loans described above (except for the VAT facility which is not guaranteed). Huntsman Holdings' guarantees remain in effect until the Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon the HI Revolving Facility and HI's off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for our operations and working capital needs. For further discussion of the HI A/R Securitization Program, see "—Off-Balance Sheet Arrangements" below. As of September 30, 2004, we had no outstanding borrowings and approximately $7 million of outstanding letters of credit under the HI Revolving Facility, and we had $147.7 million in cash. We also maintain $25.0 million of short-term overdraft facilities, of which the entire amount was available at September 30, 2004. Furthermore, as of September 30, 2004, we had available capacity of approximately $88 million under the HI A/R Securitization Program. Our total cash and unused borrowing capacity as of September 30, 2004 was approximately $629 million.

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

Off-Balance Sheet Arrangements

        The HI A/R Securitization Facility was arranged by JP Morgan. Under the program interests in certain of our trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of commercial paper and/or medium term notes.

The debt associated with the commercial paper and medium term notes is not reflected on HI's balance sheet. The HI A/R Securitization Program is an important source of liquidity to our Company.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes is approximately $197 million in U.S. dollar equivalents as of September 30, 2004. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of September 30, 2004, the total outstanding balance of such commercial paper was approximately €30 million ($37 million). On April 16, 2004, we amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper. The medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, HI estimates that the total liquidity resources from the HI A/R Securitization Program may range between $280 million to $325 million at certain periods during a calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.5% as of September 30, 2004. Losses on the HI A/R Securitization Program in the nine months ended September 30, 2004 were $10.2 million. Losses on the HI A/R Securitization Program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the nine months ended September 30, 2004, losses on the HI A/R Securitization Program include losses of $1.0 million on foreign currency hedge contracts mandated by the HI A/R Securitization Program. HI believes that the multicurrency commercial paper facility discussed above has enabled it to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the HI A/R Securitization Program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the HI A/R Securitization Program exceed $325 million. To date, proceeds from the HI A/R Securitization Program have not exceeded this limit. While HI does not anticipate it, if at any time it were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on our liquidity.

Contractual Obligations and Commercial Commitments

        We have various purchase commitments for materials and supplies entered into in the ordinary course of business. Those commitments extend up to 13 years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        After giving effect to the HI Bank Refinancing, the maturity of our debt as of September 30, 2004 is as follows:

	Years Ended
	2005	2006	2007	2008	2009	Thereafter	Total
Debt	$23.6	$16.1	$15.4	$15.7	$2,511.5	$1,318.3	$3,900.6

Restructuring and Plant Closing Costs

        As of September 30, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $78.7 million and $22.5 million, respectively. During the nine months ended September 30, 2004 and 2003, we recorded additional reserves for workforce reductions of $82.4 million and $32.0 million, respectively. During these same periods, we made cash payments against these reserves of $26.2 million and $17.7 million, respectively. Details with respect to these reserves are provided below (dollars in millions).

	Workforce Reductions	Demolition and Decommisioning	Non-cancelable Lease Costs	Total
Accrued liability as of December 31, 2003	$22.5	$—	$—	$22.5
Charges	82.4	—	—	82.4
Payments(1)	(26.2)	—	—	(26.2)

Accrued liability as of September 30, 2004	$78.7	$—	$—	$78.7

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments (dollars in millions):

	Polyurethanes	Perfomance Products	Pigments	Base Chemicals	Total
Accrued liability as of December 31, 2003	$15.8	$2.4	$4.3	$—	$22.5
Charges	24.8	17.9	30.6	9.1	82.4
Payments(1)	(12.3)	(1.7)	(12.2)	—	(26.2)

Accrued liability as of September 30, 2004	$28.3	$18.6	$22.7	$9.1	$78.7

(1)
Includes impact of foreign currency translation

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the nine months ended September 30, 2004, our Polyurethanes segment recorded additional restructuring charges of $24.8 million and made cash payments of $12.3 million. In the first quarter of 2004, our Polyurethanes segment recorded restructuring expenses of $4.8 million, all of which are payable in cash. In the second quarter of 2004, our Polyurethanes segment announced restructuring charges of $18.1 million, all of which are payable in cash. During the third quarter of 2004, our Polyurethanes segment recorded additional restructuring expenses of $9.9 million, $1.9 million of which are payable in cash and the remainder is an impairment of our West Deptford, New Jersey site. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 160 positions, of which 52 positions have been reduced during the nine months ended September 30, 2004. As of September 30, 2004, our Polyurethanes segment restructuring reserve totaled $28.3 million.

        As of September 30, 2004 and December 31, 2003, our Performance Products segment reserve consisted of $18.6 million and $2.4 million, respectively, relating to the closure of a number of plants at our Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the second quarter 2004, our Performance Products segment recorded charges of $0.4 million, all of which are payable in cash. During the third quarter 2004, we adopted a plan to reduce our workforce across all locations in our European surfactants business by approximately 250 positions. A restructuring charge of $17.5 million was recorded consisting entirely of severance charges to be paid in cash.

        On October 27, 2004, we adopted a plan to rationalize the Whitehaven, U.K. surfactants operations of our Performance Products segment. The plan includes the closure of substantially all of our Whitehaven, U.K. surfactants manufacturing facility and the reduction of approximately 70 positions at the facility. The rationalization is part of a reorganization of our European surfactants business which is expected to reduce an additional 250 positions over a period of 15 months at facilities throughout Europe. In connection with the rationalization of our Whitehaven facility, we expect to recognize a restructuring charge of approximately $51 million in the fourth quarter of 2004, of which approximately $20 million is expected to be payable in cash.

        As of September 30, 2004 and December 31, 2003, our Pigments segment reserve consisted of $22.7 million and $4.3 million, respectively. During the nine months ended September 30, 2004, our Pigments segment recorded additional restructuring charges of $111.7 million and made cash payments of $12.2 million. In the first quarter 2004, our Pigments segment recorded restructuring expenses of $3.9 million, all of which are payable in cash. In the second quarter 2004, our Pigments segment recorded restructuring expenses of $104.2 million, of which $81.1 million is not payable in cash. In April 2004, we announced that, following a review of our Pigments business, we will idle approximately 55,000 tonnes, or about 10%, of its total TiO2 production capacity in the fourth quarter of 2004. As a result of this decision, we have recorded a restructuring charge of $17.0 million to be paid in cash, a $77.2 million asset impairment charge and a $3.9 million charge for the write off of spare parts inventory and other assets. Concerning the impairment charge, we determined that the value of the related long-lived assets was impaired and recorded the non-cash charge to earnings for the impairment of these assets. The fair value of these assets for purposes of measuring the impairment was determined using the present value of expected cash flows. Additional second quarter 2004 restructuring activities resulted in a charge of $6.1 million, all of which is payable in cash. In the third quarter of 2004, our Pigments segment recorded restructuring expenses of $3.6 million, all of which are payable in cash, related to workforce reductions at several of its locations worldwide. These restructuring activities are expected to result in additional restructuring charges of approximately $9 million through 2005 and result in workforce reductions of approximately 475 positions, of which 180 positions have been reduced during the nine months ended September 30, 2004.

        As of September 30, 2004 and December 31, 2003, our Base Chemicals segment reserve consisted of $9.1 million and nil, respectively, related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the nine months ended September 30, 2004, our Base Chemicals segment recorded restructuring charges of $9.1 million, all of which is payable in cash; $2.2 million of these charges were recorded in the second quarter and $6.9 million were recorded in the third quarter of 2004. These restructuring activities are expected to result in additional charges of approximately $5 million and in workforce reductions of approximately 100 positions.

Investing Activities

        Capital expenditures for the nine months ended September 30, 2004 were $91.6 million compared to $95.7 million for the same period in 2003. We expect to spend between $140 and $150 million during 2004 on capital projects, which would include any expenditures for the LDPE facility at Wilton, U.K. During 2004, we expect to spend approximately $25 million to fund our Chinese MDI joint ventures ($13 million in the Chinese Splitting JV as capital expenditures and approximately $12 million in an affiliated Chinese joint venture (the "Chinese Manufacturing JV") as an investment in unconsolidated affiliates). We expect to fund up to a total of approximately $85 million to the Chinese MDI joint ventures over the next several years, approximately $43 million in the Chinese Splitting JV as capital expenditures and approximately $42 million in the Chinese Manufacturing JV as an investment in unconsolidated affiliates.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct, net of any grant proceeds obtained. We have been awarded a grant of £16.5 million (approximately $30 million) from the U.K. Government's Department of Trade and Industry to go toward the construction of the LDPE facility. We expect to begin construction of the LDPE facility in 2005, with the plant being operational in the third quarter of 2007.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the nine months ended September 30, 2004 and 2003, we invested $1.8 million and $2.2 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the nine months ended September 30, 2004 and 2003, we received $9.1 million and $2.1 million, respectively.

Environmental Matters

General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections, monitoring or investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause our Company to incur significant unanticipated losses, costs or liabilities.

Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to our Company.

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that expenditures beyond those currently anticipated will not be required under EHS laws. Our EHS capital expenditures for the nine months ended September 30, 2004 and 2003 were $15.7 million and $18.4 million, respectively.

Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. We are aware of the individual matters set out below, which we believe to be the most significant presently pending matters. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution will not have a material impact on our results of operations or financial position.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to alleged upset air emissions. We have investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $0.2 million for the alleged upset violations. We anticipate entering into negotiations with TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

        See "Part II, Item 1. Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We make no assurance, however, that our existing indemnities will be sufficient to cover our liabilities for such matters.

        We have established financial reserves relating to anticipated environmental restoration and remediation programs. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, a total of approximately $21 million has been accrued for environmental-related liabilities as of September 30, 2004. We believe these reserves are sufficient for known requirements relating to these matters. However, no assurance can be given that all potential liabilities arising out of our present or past operations or ownership have been identified or fully assessed or that future environmental liabilities will not be material to us.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations or financial position.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on our Company are unclear at this time because the parameters of the program are still being actively debated.

MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for our MTBE and result in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations or financial position.

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004, we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $0.3 million, which has been recognized as a change in our unrecognized actuarial gain (loss). The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the three months ended September 30, 2004 by an insignificant amount.

Recent Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We are required to adopt this financial interpretation on January 1, 2005. The adoption of the standard may require the consolidation of our Rubicon Inc. joint venture; however, the consolidation of the joint venture would not be material to the financial statements.

Critical Accounting Policies

        There have been no changes in the nine months ended September 30, 2004 with respect to our critical accounting policies as presented in our 2003 Annual Report on Form 10-K.

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2004 and December 31, 2003 (dollars in millions):

	September 30, 2004	December 31, 2003	Difference	Percent Change
Current assets:
Cash and cash equivalents	$147.7	$97.8	$49.9	51%
Accounts and notes receivable	712.5	564.4	148.1	26%
Inventories	648.8	596.9	51.9	9%
Prepaid expenses	26.0	23.6	2.4	10%
Deferred income taxes	—	3.0	(3.0)	NM
Other current assets	41.1	83.6	(42.5)	(51)%

Total current assets	1,576.1	1,369.3	206.8	15%

Current liabilities:
Accounts payable	577.4	561.3	16.1	3%
Accrued liabilities	355.8	389.5	(33.7)	(9)%
Current portion of long-term debt	23.1	1.8	21.3	NM

Total current liabilities	956.3	952.6	3.7	NM

Working capital	$619.8	$416.7	$203.1	49%

NM—Not meaningful.

        As of September 30, 2004, our working capital increased by $203.1 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $49.9 million results from the matters identified in the Consolidated Statement of Cash Flows set out in our consolidated financial statements.

  •
  The increase in accounts receivable of $148.1 million is primarily due to higher average selling prices and higher sales volumes.

  •
  The increase in inventories of $51.9 million is mainly due to higher raw material and energy prices.

  •
  The decrease in other current assets of $42.5 million primarily results from decreased tax receivables of $29.4 million and 13.1 million of other miscellaneous receivables.

  •
  The increase of $16.1 million in accounts payable is primarily attributable to increases in raw material and energy costs.

  •
  The decrease in accrued liabilities of $33.7 million primarily resulted from the timing of cash payments for various accruals, of which significant fluctuations include decreases of $42.3 million in interest costs, $20.7 million in other miscellaneous accruals, $8.8 million in interest and commodity hedging accruals and $11.7 million in lower income taxes payable, partially offset by $56.2 million in restructuring and plant closing accruals.

  •
  The increase in the current portion of long-term debt of $21.3 million is primarily attributable to the amendment and restatement of the HI Credit Facilities resulting in a scheduled amortization payment of approximately $13.7 million in June 2005, in addition to the scheduled maturity of a portion of other debt in June 2005.

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

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risk factors specified in our 2003 Annual Report on Form 10-K, some of which are summarized below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, currency exchange rates and certain commodity prices. Our exposure to foreign currency market risk is somewhat limited since our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term economic impact of movements in foreign currency rates. Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are generally set on a monthly or quarterly basis in line with industry practice. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted, where practical, with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2004, we had no outstanding forward foreign exchange contracts with third-party banks. Predominantly, our foreign currency hedging activity is to sell forward our surplus non-dollar receivables for U.S. dollars. In addition, our accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program.

        Prior to the amendment and restatement of the HI Credit Facilities, under the terms of the HI Credit Facilities, we were required to hedge a significant portion of our floating rate debt through June 2004. In recent years, we have issued fixed rate debt in the form of the HI Senior Notes and HI Subordinated Notes that serve as a natural hedge for a portion of our floating rate debt. Now, effective with the amendment and restatement, we are no longer required to hedge our floating rate debt. As of September 30, 2004, we had no outstanding interest rate derivatives. As of September 30, 2004, we had outstanding variable rate borrowings of approximately $1.4 billion. The weighted average interest rate of these borrowings was approximately 5.1%. This weighted average rate does not consider the effects of interest rate hedging activities. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis point) increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $14 million.

        In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2004, we had forward purchase and sale contracts for 30,000 tonnes of naphtha and 56,000 tonnes of other hydrocarbons, respectively, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses and gains of approximately $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

        In connection with the audit of the financial statements of our parent HMP Equity Holdings Corporation and its subsidiaries for the year ended December 31, 2003, HMP's independent auditors identified several matters that they deemed to be "material weaknesses" in HMP's internal controls as defined in standards established by the American Institute of Certified Public Accountants. On September 15, 2004, the auditors issued a formal letter reporting these matters. As noted by the auditors, these material weaknesses led to restatements of the financial statements of HMP and some of its subsidiaries, including us, in recent periods.

        The principal material weakness identified by the auditors was that HMP's controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of HMP and some of its subsidiaries, including us. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in the financial statements by a senior member of the controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by subsidiary, without a standard, comprehensive package of supporting disclosure, and that information delivered to senior management and the audit committee was not timely and was often incomplete.

        In addition, our auditors noted that HI had made a data entry error during the transition of its PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of our third quarter 2003 financial statements. Our auditors also noted that during 2003, loss on sale of accounts receivable related to HI's receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of our financial statements for the first three quarters of 2003.

        On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by an error in the automated process by which we determined the effect and classification of foreign exchange rates on our statements of cash flows. This error led to a restatement of our financial statements for the years ended December 31, 2003, 2002 and 2001. As previously announced, these reclassifications had no impact on our consolidated statements of operations.

        HMP and its subsidiaries entered into a number of significant transactions in 2003, including the acquisitions of the HIH minority interests and the Huntsman Advanced Materials LLC business, which significantly increased their financial reporting obligations. To improve the companies' financial accounting organization and processes, we appointed a new independent director as the chairman of the companies' audit committee in December 2003. In addition, since the beginning of 2004 HMP has replaced the companies' Controller and has added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. HMP intends to add two more positions in internal audit before the end of the year.

HMP has also adopted and implemented additional policies and procedures to strengthen the companies' financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2004. In undertaking this evaluation, our management has considered the matters identified by our auditors. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        The changes discussed above have been made to strengthen our internal control over financial reporting. A number of these changes occurred during the three months ended September 30, 2004 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We settled certain claims during and prior to the second quarter of 2004 relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our TiO2 ("Discoloration Claims"). Substantially all of the TiO2 that was the subject of these claims was manufactured prior to our acquisition of the TiO2 business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers, and we lodged an application for leave to appeal that decision. Qualified leave to appeal was granted in November 2004. We are considering whether to make a further application to have the qualification removed. We do not expect the appeal to be heard before the end of the first quarter of 2005.

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

HUNTSMAN INTERNATIONAL HOLDINGS LLC
Date: November 17, 2004	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: November 17, 2004	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002